Form 10-K
period 2006-12-31
Bear Stearns Asset Backed Securities I Trust 2006-AC5
filed 2007-04-02
CIK 1381051

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number:  333-131374-29

       Bear Stearns Asset Backed Securities I Trust 2006-AC5
       (exact name of issuing entity as specified in its charter)

       Bear Stearns Asset Backed Securities I LLC.
       (exact name of the depositor as specified in its charter)

       EMC Mortgage Corporation
       (exact name of the sponsor as specified in its charter)


  New York                                          54-2198236
  (State or other jurisdiction of                   54-2198237
  incorporation or organization)                    54-2198238
                                                    54-2198239
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Omitted.


  Item 1A.  Risk Factors.

            Omitted.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Omitted.


  Item 3.  Legal Proceedings.

            Omitted.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Omitted.


                                PART II

  Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Omitted.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Omitted.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Omitted.


  Item 9A. Controls and Procedures.

            Omitted.


  Item 9A(T). Controls and Procedures.

            Omitted.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Omitted.


  Item 11. Executive Compensation.

            Omitted.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.



                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            No single obligor represents more than 10% of the pool assets held by this transaction.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.



            None.



  Item 1117 of Regulation AB, Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.


            On February 9, 2007, Bear Stearns Residential Mortgage Corporation, a wholly owned subsidiary of The Bear Stearns Companies Inc. and an affiliate of the Registrant, acquired certain assets used in the subprime wholesale mortgage banking division of Performance Credit Corporation (formerly known as Encore Credit Corp.) ("PCC"), a California corporation that, until February 9, 2007, originated and purchased one-to four-family residential mortgage loans offered to borrowers with a particular emphasis on "nonconforming" borrowers who generally do not satisfy the credit, collateral, documentation or other standards required by conventional mortgage lenders and loan buyers.


  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


            The servicing criteria have been completed within the manner stated in the governing documents and are attached hereto under Item 15.


            The 1122 statements for Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31. 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.


            The 1122 statements for GreenPoint Mortgage Funding, Inc. has disclosed the following material noncompliance with servicing criteria 1122(d)(1)(i), 1122(d)(2)(iv), and 1122(d)(3)(ii)
            applicable to the Company's platform covered by this report during the year ended December 31, 2006. 1122(d)(1)(i) - There were no policies and procedures instituted to monitor the performance or other triggers and events of defaults in accordance with the transaction agreements; 1122(d)(2)(iv) - The related accounts for each transaction were not separately maintained as set forth in the transaction agreements; and, 1122(d)(3)(ii) - Amounts due to investors were not remitted in accordance with the timeframes set forth in the transaction agreements.

            Although each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the Assessments of Compliance with Servicing Criteria and related Attestation Reports included with this report, the Servicer's, GreenPoint Mortgage Funding Inc., Assessment of Compliance and related Attestation Report did not address each of the servicing criteria that the Servicer was required to address under the terms of the related Servicing Agreement. The Servicer has not identified such failure to provide an Assessment and Attestation for these items as a material failure to fulfill its obligations under the related servicing agreement in the Servicer's Compliance Statement provided under Item 1123 of Regulation AB, because the Servicer asserts that those items are not applicable to the Servicer.



  Item 1123 of Regulation AB, Servicer Compliance Statement.


            The servicer compliance statements have been completed within the manner stated in the governing documents and are attached hereto under Item 15.




                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

     (a) Exhibits


   (4.1) Pooling and Servicing Agreement, dated as of November 1, 2006, among
         Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as seller and as company, Wells Fargo Bank, National Association, as master servicer and securities administrator and U.S. Bank National Association, as trustee (As previously filed on Form 8-K filed on December 15, 2006 and is hereby incorporated by reference into this report on Form 10-K)


  (10.1) The Underwriting Agreement, dated April 13, 2006, between Bear,
         Stearns & Co. Inc. as underwriter and Bear Stearns Asset Backed Securities I LLC as depositor and the related Terms Agreement, dated November 15, 2006, between Bear, Stearns & Co. Inc. as underwriter and Bear Stearns Assets Backed Securities I LLC as depositor (As previously filed on Form 8-K filed on December 15, 2006 and is hereby incorporated by reference into this report on Form 10-K).


    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Assurant Inc. as Sub-Contractor for EMC Mortgage Corporation  <F1>
      b) Assurant Inc. as Sub-Contractor for GreenPoint Mortgage Funding, Inc.  <F1>
      c) EMC Mortgage Corporation, as Servicer <F1>
      d) GreenPoint Mortgage Funding, Inc., as Servicer <F1>
      e) LandAmerica Tax and Flood Services as Sub-Contractor for EMC Mortgage Corporation  <F1>
      f) LandAmerica Tax and Flood Services as Sub-Contractor for GreenPoint Mortgage Funding, Inc.  <F1>
      g) National City Mortgage Co., as Servicer <F2>
      h) Regulus Group LLC as Sub-Contractor for National City Mortgage Co., as Sub-Contractor <F2>
      i) Wells Fargo Bank, N.A., as Master Servicer <F1>
      j) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      k) Wells Fargo Bank, N.A., as Custodian <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Assurant Inc. as Sub-Contractor for EMC Mortgage Corporation  <F1>
      b) Assurant Inc. as Sub-Contractor for GreenPoint Mortgage Funding, Inc.  <F1>
      c) EMC Mortgage Corporation, as Servicer <F1>
      d) GreenPoint Mortgage Funding, Inc., as Servicer <F1>
      e) LandAmerica Tax and Flood Services as Sub-Contractor for EMC Mortgage Corporation  <F1>
      f) LandAmerica Tax and Flood Services as Sub-Contractor for GreenPoint Mortgage Funding, Inc.  <F1>
      g) National City Mortgage Co., as Servicer <F2>
      h) Regulus Group LLC as Sub-Contractor for National City Mortgage Co.  <F2>
      i) Wells Fargo Bank, N.A., as Master Servicer <F1>
      j) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      k) Wells Fargo Bank, N.A., as Custodian <F1>


     (35) Servicer compliance statement.


      a) Assurant Inc. as Sub-Contractor for EMC Mortgage Corporation r <F4>
      b) Assurant Inc. as Sub-Contractor for GreenPoint Mortgage Funding, Inc.  <F4>
      c) EMC Mortgage Corporation, as Servicer <F1>
      d) GreenPoint Mortgage Funding, Inc., as Servicer <F1>
      e) LandAmerica Tax and Flood Services as Sub-Contractor for EMC Mortgage Corporation  <F4>
      f) LandAmerica Tax and Flood Services as Sub-Contractor for GreenPoint Mortgage Funding, Inc.  <F4>
      g) National City Mortgage Co., as Servicer <F3>
      h) Regulus Group LLC as Sub-Contractor for National City Mortgage Co.  <F4>
      i) Wells Fargo Bank, N.A., as Master Servicer <F1>
      j) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      k) Wells Fargo Bank, N.A., as Custodian <F4>


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.

  <F2> The Servicing Participant serviced less than 5% of the deal and is not required under Regulation AB to provide such documentation.

  <F3> The Servicing Participant serviced less than 10% of the deal and is not required under Regulation AB to provide such documentation.

  <F4> The Servicing Participant of the deal is not required under Regulation
       AB to provide such documentation.

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Bear Stearns Asset Backed Securities I Trust 2006-AC5
    (Issuing Entity)

    Wells Fargo Bank, N.A.
    (Master Servicer)

    /s/ William Augustin IV
    William Augustin IV, Vice President

    Date: March 31, 2007


  Exhibit Index

  Exhibit No.

     (31) Rule 13a-14(d)/15d-14(d) Certifications.

     (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Assurant Inc. as Sub-Contractor for EMC Mortgage Corporation
      b) Assurant Inc. as Sub-Contractor for GreenPoint Mortgage Funding, Inc.
      c) EMC Mortgage Corporation, as Servicer
      d) GreenPoint Mortgage Funding, Inc., as Servicer
      e) LandAmerica Tax and Flood Services as Sub-Contractor for EMC Mortgage Corporation
      f) LandAmerica Tax and Flood Services as Sub-Contractor for GreenPoint Mortgage Funding, Inc.
      i) Wells Fargo Bank, N.A., as Master Servicer
      j) Wells Fargo Bank, N.A., as Securities Administrator
      k) Wells Fargo Bank, N.A., as Custodian


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Assurant Inc. as Sub-Contractor for EMC Mortgage Corporation
      b) Assurant Inc. as Sub-Contractor for GreenPoint Mortgage Funding, Inc.
      c) EMC Mortgage Corporation, as Servicer
      d) GreenPoint Mortgage Funding, Inc., as Servicer
      e) LandAmerica Tax and Flood Services as Sub-Contractor for EMC Mortgage Corporation
      f) LandAmerica Tax and Flood Services as Sub-Contractor for GreenPoint Mortgage Funding, Inc.
      i) Wells Fargo Bank, N.A., as Master Servicer
      j) Wells Fargo Bank, N.A., as Securities Administrator
      k) Wells Fargo Bank, N.A., as Custodian


     (35) Servicer compliance statement.


      c) EMC Mortgage Corporation, as Servicer
      d) GreenPoint Mortgage Funding, Inc., as Servicer
      i) Wells Fargo Bank, N.A., as Master Servicer
      j) Wells Fargo Bank, N.A., as Securities Administrator



  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  I, William Augustin IV, certify that:

  1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of Bear Stearns Asset Backed Securities I Trust 2006-AC5 (the "Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. I am responsible for reviewing the activities performed by the servicers and based on my knowledge and the compliance reviews conducted in preparing the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     EMC Mortgage Corporation, as Servicer, GreenPoint Mortgage Funding, Inc., as Servicer and National City Mortgage Co., as Servicer.

     Dated: March 31, 2007

     /s/ William Augustin IV
     Signature

     Vice President
     Title


EX-33 (a)
REPORT ON ASSESSMENT OF COMPLIANCE WITH
section 1122(d)(2)(vi) and section 1122(d)(4)(xi) of REGULATION AB SERVICING CRITERIA


American Security Insurance Company, Standard Guaranty Insurance Company and Safeco Financial Institution Solutions, Inc. (affiliates of Assurant Inc., collectively the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in section 1122(d)(2)(vi), section 1122(d)(4)(xi) and section 1122(d)(4)(xii) of Title 17, section 229.1122(d) of the Code of Federal Regulations, which the Asserting Party has concluded are applicable to the insurance escrow servicing activities it performs with respect to all mortgage loan-tracking transactions covered by this report. The transactions covered by this report include all mortgage loan-tracking transactions for which the Asserting Party served as a Vendor on behalf of Servicers for such asset-backed securities transactions that were registered after January 1, 2006 with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform"). The scope of the Asserting Party assertions excludes section 1122(d)(4)(xii) of Title 17, section 229.1122(d) of the Code of Federal Regulations, which relates to servicing activities that are performed by the Asserting Party with respect to the Platform, but are not reported on herein.

The Asserting Party has assessed its compliance with section 1122(d)(2)(vi) and section 1122(d)(4)(xi) ("the Applicable Servicing Criteria") for the Reporting Period and has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria for the Reporting Period with respect to the Platform taken as a whole. The Asserting Party used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the Applicable Servicing Criteria.

The Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria for the Reporting Period.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria as of and for the Reporting Period ending December 31, 2006 as set forth in this assertion.

American Security Insurance Company
Standard Guaranty Insurance Company
Safeco Financial Institution Solutions, Inc.




/s/ John Frobose
By: John Frobose
Senior Vice President


Date: February 23, 2007





EX-33 (b)
REPORT ON ASSESSMENT OF COMPLIANCE WITH
SECTION 1122(d)(2)(vi) and SECTION 1122(d)(4)(xi) of REGULATION AB SERVICING CRITERIA

American Security Insurance Company, Standard Guaranty Insurance Company and Safeco Financial Institution Solutions, Inc. (affiliates of Assurant Inc., collectively the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in
Section 1122(d)(2)(vi), Section 1122(d)(4)(xi) and Section 1122(d)(4)(xii) of Title 17, Section 229.1122(d) of the Code of Federal Regulations, which the Asserting Party has concluded are applicable to the insurance escrow servicing activities it performs with respect to all mortgage loan-tracking transactions covered by this report. The transactions covered by this report include all mortgage loan-tracking transactions for which the Asserting Party served as a Vendor on behalf of Servicers for such asset-backed securities transactions that were registered after January 1, 2006 with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform"). The scope of the Asserting Party assertions excludes Section 1122(d)(4)(xii) of Title 17,
Section 229.1122(d) of the Code of Federal Regulations, which relates to servicing activities that are performed by the Asserting Party with respect to the Platform, but are not reported on herein.

The Asserting Party has assessed its compliance with Section 1122(d)(2)(vi) and
Section 1122(d)(4)(xi) ("the Applicable Servicing Criteria") for the Reporting Period and has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria for the Reporting Period with respect to the Platform taken as a whole. The Asserting Party used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the Applicable Servicing Criteria.

The Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria for the Reporting Period.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria as of and for the Reporting Period ending December 31, 2006 as set forth in this assertion.

American Security Insurance Company
Standard Guaranty Insurance Company
Safeco Financial Institution Solutions, Inc.

By: /s/ John Frobose
John Frobose
Senior Vice President

Date: February 23, 2007





EX-33 (c)
(logo)EMC
Mortgage Corporation
Proven Performance

Certification Regarding Compliance with Applicable Servicing Criteria


1. EMC Mortgage Corporation ("EMC") is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB, as of and for the 12-month period ended December 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto. The transactions covered by this report include the asset-backed securities transactions for which EMC acted as servicer involving residential mortgage loans that were completed on or after January 1, 2006, and that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform");


2. Except as set forth in paragraph 3 below, EMC used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;


3. The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to EMC based on the activities it performs, directly or through its Vendors, with respect to the Platform;


4. EMC has complied, in all material respects, with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole;


5. Deloitte & Touche LLP, a registered public accounting firm, has issued an attestation report on EMC's assessment of compliance with the applicable servicing criteria for the Reporting Period.

/s/ John Vella
John Vella
President and Chief Executive Officer

March 12, 2007


2780 Lake Vista Drive, Lewisville, Texas 75067
Mailing Address: P.O. Box 1292190 Lewisville, Texas 75029-2190

(logo) Member
Mortgage Bankers Association of America


(page)

Appendix A


SERVICING CRITERIA                                                          APPLICABLE                                 INAPPLICABLE
                                                                            SERVICING CRITERIA                         SERVICING
                                                                                                                       CRITERIA
                                                              Performed    Performed by     Performed by
                                                              Directly     Sub-Servicer(s)  Sub-Servicer(s) or
                                                              By           for              Vendor(s) for
                                                              EMC          which EMC is     which EMC is
Reference               Criteria                                           the Responsible  NOT the
                                                                           Party            Responsible Party

General Servicing Consideration

1122(d)(1)(i)   Polices and procedures are instituted          X
                to monitor any performance or other
                triggers and events of default in
                accordance with the transaction
                agreements.

1122(d)(1)(ii)  If any material servicing activities
                are outsourced to third parties,               X
                policies and procedures are
                instituted to monitor the third
                party's performance and compliance
                with such servicing activities.

1122(d)(1)(iii) Any requirements in the transaction
                agreements to maintain a back-up                                                                           X
                servicer for the mortgage loans
                are maintained.

1122(d)(1)(iv)  A fidelity bond and errors and
                omissions policy is in effect on                X
                the party participating in the
                servicing function throughout the
                reporting period in the amount of
                coverage required by and otherwise in
                accordance with the terms of the
                transaction agreements.

Cash Collection and Administration

1122(d)(2)(i)   Payments on mortgage loans are
                deposited into the appropriate                  X
                custodial bank accounts and related
                bank clearing accounts no more than
                two business days following receipt,
                or such other number of days
                specified in the transaction agreements.

1122(d)(2)(ii)  Disbursements made via wire transfer on         X
                behalf of an obligor or to an investor
                are made only by authorized personnel.

1122(d)(2)(iii) Advances of funds or guarantees regarding
                collections, cash flows or distributions,       X
                and any interest or other fees charged for
                such advances, are made, reviewed and
                approved as specified in the transaction
                agreements.

1122(d)(2)iv)   The related accounts for the transaction,
                such as cash reserve accounts or accounts        X
                established as a form of overcollateralization.
                are separately maintained (e.g. with
                respect to commingling of cash) as set
                forth in the transaction agreements.

1122(d)(2)(v)   Each custodial account is maintained at a
                federally insured depository institution as set  X
                forth in the transaction agreements. For
                purposes of this criterion, "federally insured
                depository institutions" with respect to a
                foreign financial institution means a foreign
                financial that meets the requirements of Rule
                13k-1(b)(1) of the Securities Exchange Act.


(page)

Appendix A (page 2)

Servicing Criteria
                                                                                APPLICABLE                           INAPPLICABLE
                                                                             SERVICING CRITERIA                         SERVICING
                                                                                                                        CRITERIA
                                                               Performed       Performed by        Performed by
                                                               Directly        Sub-Servicer(s)     Sub-Servicer(s) or
                                                               By              for                 Vendor(s) for
                                                               EMC             which EMC is        which EMC is
Reference               Criteria                                               the Responsible     NOT the
                                                                               Party               Responsible Party
Cash Collection and Administration (con't)

1122(d)(2)(vi)   Un-issued checks are safeguarded                X                                     X
                 so as to prevent unauthorized access.

1122(d)(2)vii)  Reconciliations are prepared on a monthly
                basis for all asset-backed securities related    X
                bank accounts, including custodial accounts
                and related bank clearing accounts. These
                reconciliations are (A) mathematically
                accurate; (B) prepared within 30 calendar
                days after the bank statement cutoff date, or
                such other number of days specified in the
                transaction agreements; (C) reviewed and
                approved by someone other than the person
                who prepared the reconciliation; items are
                resolved within 90 calendar days of their
                original identification, or such other number
                of days specified in the transaction
                agreements.

Investor Remittances and Reporting

1122(d)(3)(i)   Reports to investors, including those
                to be filed with the Commission, are              X
                maintained in accordance with the
                transaction agreements and applicable
                Commission requirements. Specifically,
                such reports (A) are prepared in
                accordance with timeframes and other
                terms set forth in the transaction
                agreements; C)1 are filed with the
                Commission as required by its rules
                and regulations; and (D) agree with
                investors' or the trustee's records as
                to the total unpaid principal balance and
                number of mortgage loans serviced by the
                Servicer.

1122(d)(3)(ii)  Amounts due to investors are allocated
                and remitted in accordance with                   X
                timeframes, distribution priority
                and other terms set forth in the
                transaction agreements.

1122(d)(3)(iii) Disbursements made to an investor
                are posted within two business                     X
                days to the Servicer's investor
                records, or such other number
                of days specified in the
                transaction agreements.

1122(d)(3)(iv)  Amounts remitted to investors
                per the investor reports agree                     X
                with cancelled checks, or other
                form of payment, or custodial bank
                statements.

Pool Asset Administration

1122(d)(4)(i)   Collateral or security on mortgage
                loans is maintained as required by                 X
                the transaction agreements or
                related mortgage loan documents.

1 EMC is not responsible for filing reports with the Commission as included in this criterion. The responsibility lies with the Securities Administrator or the Trustee depending on the specific transaction agreements.


Appendix A (page 3)


SERVICING CRITERIA                                                               APPLICABLE                            INAPPLICABLE
                                                                             SERVICING CRITERIA                        SERVICING
                                                                                                                       CRITERIA
                                                               Performed       Performed by        Performed by
                                                               Directly        Sub-Servicer(s)     Sub-Servicer(s) or
                                                               By              for                 Vendor(s) for
                                                               EMC             which EMC is        which EMC is
Reference               Criteria                                               the Responsible     NOT the
                                                                               Party               Responsible Party

Pool Asset Administration (con't)

1122(d)(4)(ii)   Mortgage loan and related documents
                 are safeguarded as required by the               X
                 transaction agreements.

1122(d)(4)(iii)  Any additions, removals or
                 substitutions to the asset                       X
                 pool are made, reviewed and
                 approved in accordance with
                 any conditions or requirements
                 in the transaction agreements.

1122(d)(4)(iv)   Payments on mortgage loans, including
                 any payoffs, made in accordance with             X
                 the related mortgage loan documents
                 are posted to the Servicer's obligor
                 records maintained no more than two
                 business days after receipt, or such
                 other number of days specified in the
                 transaction agreements, and allocated to
                 principal, interest or other items (e.g.,
                 escrow) in accordance with the related
                 mortgage loan documents.

1122(d)(4)(v)    The Servicer's records regarding the
                 mortgage loans agree with the Servicer's         X
                 records with respect to an obligor's
                 unpaid principal balance.

1122(d)(4)(vi)   Changes with respect to the terms or
                 status of an obligor's mortgage loans            X
                 (e.g., loan modifications or re-agings)
                 are made reviewed and approved by
                 authorized personnel in accordance
                 with the transaction agreements and
                 related pool asset documents.

1122(d)(4)(vii)  Loss mitigation or recovery actions
                 (e.g., forbearance plans, modifications          X
                 and deed in lieu of foreclosure,
                 foreclosures and repossessions, as
                 applicable) are initiated, conducted
                 and concluded in accordance with the
                 timeframes or other requirements
                 established by the transaction agreements.

1122(d)(4)(viii) Records documenting collection efforts are
                 maintained during the period a mortgage          X
                 loan is delinquent in accordance with the
                 transaction agreements. Such records are
                 maintained on a least a monthly basis, or
                 such other period specified in the transaction
                 agreements, and describe the entity's
                 activities in monitoring delinquent mortgage
                 loans including, for example, phone calls,
                 letters and payment rescheduling plans in
                 cases where delinquency is deemed
                 temporary (e.g., illness or unemployment).

1122(d)(4)(ix)   Adjustments to interest rates or rates
                 of return for mortgage loans with                X
                 variable rates are computed based on
                 the related mortgage loan documents.


Appendix A (page 4)


SERVICING CRITERIA                                                               APPLICABLE                            INAPPLICABLE
                                                                             SERVICING CRITERIA                        SERVICING
                                                                                                                       CRITERIA
                                                                 Performed     Performed by        Performed by
                                                                 Directly      Sub-Servicer(s)     Sub-Servicer(s) or
                                                                 By            for                 Vendor(s) for
                                                                 EMC           which EMC is        which EMC is
Reference               Criteria                                               the Responsible     NOT the
                                                                               Party               Responsible Party
Pool Asset Administration (con't)

1122(d)(4)(x)    Regarding any funds held in trust for an
                 obligor (such as escrow accounts): (A) such          X
                 funds are analyzed, in accordance with the
                 obligor's mortgage loan documents, on a
                 least an annual basis, or such other period
                 specified n the transaction agreements; (B)
                 interest on such funds is paid, or credited, to
                 obligors in accordance with applicable
                 mortgage loan documents and state laws;
                 and (C) such funds are returned to the
                 obligor within 30 calendar days of full
                 repayment of the related mortgage loans, or
                 such other number of days specified in the
                 transaction agreements.

1122(d)(4)(xi)   Payments made on behalf of an obligor
                 (such as tax or insurance payments) are              X
                 made on or before the related penalty or
                 expiration dates, as indicated on the
                 appropriate bills or notices for such
                 payments, provided that such support has
                 been received by the servicer at least 30
                 calendar days prior to these dates, or such
                 other number of days specified in the
                 transaction agreements.

1122(d)(4)(xii)  Any late payments penalties in connection
                 with any payment to be made on behalf of             X
                 an obligor are paid from the Servicer's
                 funds and not charged to the obligor,
                 unless the late payment was due to the
                 obligor's error or omission.


1122(d)(4)(xiii) Disbursements made on behalf of an obligor
                 are posted within two business days to the           X                                X
                 obligor's records maintained by the Servicer,
                 or such other numbers of days specified in
                 the transaction agreements.

1122(d)(4)(xiv)  Delinquencies, charge-offs and uncollectible
                 accounts are recognized and recorded in              X
                 accordance with the transaction agreements.

1122(d)(4)(xv)   Any External enhancement or other support,
                 identified in Item 1114(a)(1) through (3)            X
                 or - Item 1115 of Regulation AB, is maintained
                 as set forth in the transaction agreements.


(page)


Exhibit B


Describe material instances of noncompliance:
NONE

Describe any remediation efforts:
NOT APPLICABLE

Describe material instances of noncompliance by Vendor(s):
NONE

Describe any remediation efforts:
NOT APPLICABLE

Describe material deficiencies if EMC's polices and procedures to monitor Vendor(s):
NONE

Describe any remediation efforts:
NOT APPLICABLE






EX-33 (d)
GreenPoint Mortgage Funding, Inc.
Certification Regarding Compliance with Applicable Servicing Criteria

1. GreenPoint Mortgage Funding, Inc, ("GreenPoint") is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB, as of and for the 12-month period ending December 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto. The transactions covered by this report include asset-backed securities transactions for which GreenPoint acted as servicer involving residential mortgage loans (the "Platform");

2. GreenPoint has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities, and GreenPoint elects to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors' activities as set forth in Appendix A hereto;

3. Except as set forth in paragraph 4 below, GreenPoint used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to GreenPoint based on the activities it performs, directly or through its Vendors, with respect to the Platform;

5. GreenPoint has complied, in all material respects, with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole, except as described on Appendix B hereto;

6. GreenPoint has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole;

7. GreenPoint has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole; and

8. Ernst & Young, a registered public accounting firm, has issued an attestation report on GreenPoint's assessment of compliance with the applicable servicing criteria for the Reporting Period.

February 28, 2007

GreenPoint Mortgage Funding, Inc.

By: /s/ Michael DeFrancesco
Name:  Michael DeFrancesco
Title: Senior Vice President,
Loan Administration


(page)


APPENDIX A


                                                                                                                INAPPLICABLE
                                                                                    APPLICABLE                    SERVICING
                                SERVICING CRITERIA                              SERVICING CRITERIA                 CRITERIA*
                                                                                                Performed
                                                                                                   by
                                                                                                Vendor(s)
                                                                                                for which
                                                                                Performed       GreenPoint
                                                                                 Directly         is the
                                                                                   by           responsible
Reference                               Criteria                                GreenPoint        party

                                General Servicing Considerations

1122(d)(1)(i)    Policies and procedures are instituted to monitor any
                 performance or other triggers and events of default in             X
                 accordance with the transaction agreements.

1122(d)(1)(ii)   If any material servicing activities are outsourced to third
                 parties, policies and procedures are instituted to monitor         X
                 the third party's performance and compliance with such
                 servicing activities.

1122(d)(1)(iii)  Any requirements in the transaction agreements to maintain a                                          X
                 back-up servicer for the mortgage loans are maintained.

1122(d)(1)(iv)   A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function
                 throughout the reporting period in the amount of coverage          X
                 required by and otherwise in accordance with the terms of
                 the transaction agreements.

                                Cash Collection and Administration

1122(d)(2)(i)    Payments on mortgage loans are deposited into the appropriate
                 custodial bank accounts and related bank clearing accounts no      X                X(1)
                 more than two business days following receipt, or such other number of days specified in the transaction agreements.

1122(d)(2)(ii)   Disbursements made via wire transfer on behalf of an obligor or    X
                 to an investor are made only by authorized personnel.

1122(d)(2)(iii)  Advances of funds or guarantees regarding collections, cash
                 flows or distributions, and any interest or other fees charged     X
                 for such advances, are made, reviewed and approved as specified in the transaction agreements.

1122(d)(2)(iv)   The related accounts for the transaction, such as cash reserve accounts or accounts established as a form of
                 overcollateralization, are separately maintained (e.g., with       X
                 respect to commingling of cash) as set forth in the transaction agreements.

1122(d)(2)(v)    Each custodial account is maintained at a federally insured depository institution as set forth in the transaction
                 agreements. For purposes of this criterion, "federally insured
                 depository institution" with respect to a foreign financial        X
                 institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the Securities
                 Exchange Act.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent unauthorized      X
                 access.



(page)



                                                                                                               INAPPLICABLE
                                                                                    APPLICABLE                    SERVICING
                                SERVICING CRITERIA                              SERVICING CRITERIA                 CRITERIA*
                                                                                                Performed
                                                                                                   by
                                                                                                Vendor(s)
                                                                                                for which
                                                                                Performed       GreenPoint
                                                                                 Directly         is the
                                                                                   by           responsible
Reference                               Criteria                                GreenPoint        party

1122(d)(2)(vii)  Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including
                 custodial accounts and related bank clearing accounts.
                 These reconciliations are (A) mathematically accurate;
                 (B) prepared within 30 calendar days after the bank
                 statement cutoff date, or such other number of days                X
                 specified in the transaction agreements; (C) reviewed and
                 approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90
                 calendar days of their original identification, or such
                 other number of days specified in the transaction
                 agreements.

                                Investor Remittances and Reporting

1122(d)(3)(i)    Reports to investors, including those to be filed with the
                 Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements.
                 Specifically, such reports (A) are prepared in accordance
                 with timeframes and other terms set forth in the transaction
                 agreements; (B) provide information calculated in accordance       X
                 with the terms specified in the transaction agreements;
                 (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the
                 trustee's records as to the total unpaid principal balance and number of mortgage loans serviced by the Servicer.

1122(d)(3)(ii)   Amounts due to investors are allocated and remitted in
                 accordance with timeframes, distribution priority and other        X
                 terms set forth in the transaction agreements.

1122(d)(3)(iii)  Disbursements made to an investor are posted within two
                 business days to the Servicer's investor records, or such          X
                 other number of days specified in the transaction
                 agreements.

1122(d)(3)(iv)   Amounts remitted to investors per the investor reports agree
                 with cancelled checks, or other form of payment, or custodial      X
                 bank statements.

                                Pool Asset Administration

1122(d)(4)(i)    Collateral or security on mortgage loans is maintained as
                 required by the transaction agreements or related mortgage                                            X
                 loan documents.

1122(d)(4)(ii)   Mortgage loan and related documents are safeguarded as             X
                 required by the transaction agreements

1122(d)(4)(iii)  Any additions, removals or substitutions to the asset pool
                 are made, reviewed and approved in accordance with any             X
                 conditions or requirements in the transaction agreements.

1122(d)(4)(iv)   Payments on mortgage loans, including any payoffs, made in accordance with the related mortgage loan documents are
                 posted to the Servicer's obligor records maintained no more
                 than two business days after receipt, or such other number         X                X(1)
                 of days specified in the transaction agreements, and
                 allocated to principal, interest or other items (e.g.,
                 escrow) in accordance with the related mortgage loan
                 documents.

1122(d)(4)(v)    The Servicer's records regarding the mortgage loans agree
                 with the Servicer's records with respect to an obligor's           X
                 unpaid principal



(page)



                                                                                                               INAPPLICABLE
                                                                                    APPLICABLE                    SERVICING
                                SERVICING CRITERIA                              SERVICING CRITERIA                 CRITERIA*
                                                                                                Performed
                                                                                                   by
                                                                                                Vendor(s)
                                                                                                for which
                                                                                Performed       GreenPoint
                                                                                 Directly         is the
                                                                                   by           responsible
Reference                               Criteria                                GreenPoint        party

                 balance.

1122(d)(4)(vi)   Changes with respect to the terms or status of an obligor's mortgage loans (e.g., loan modifications or re-agings) are
                 made, reviewed and approved by authorized personnel in             X
                 accordance with the transaction agreements and related pool asset documents.

1122(d)(4)(vii)  Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures
                 and repossessions, as applicable) are initiated, conducted         X
                 and concluded in accordance with the timeframes or other
                 requirements established by the transaction agreements.

1122(d)(4)(viii) Records documenting collection efforts are maintained during the period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified
                 in the transaction agreements, and describe the entity's           X
                 activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).

1122(d)(4)(ix)   Adjustments to interest rates or rates of return for mortgage
                 loans with variable rates are computed based on the related        X
                 mortgage loan documents.

1122(d)(4)(x)    Regarding any funds held in trust for an obligor (such as
                 escrow accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the
                 transaction agreements; (B) interest on such funds is paid,        X
                 or credited, to obligors in accordance with applicable
                 mortgage loan documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other number of days specified in the transaction agreements.

1122(d)(4)(xi)   Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or
                 expiration dates, as indicated on the appropriate bills or
                 notices for such payments, provided that such support has been                      X(2)
                 received by the Servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.

1122(d)(4)(xii)  Any late payment penalties in connection with any payment to
                 be made on behalf of an obligor are paid from the Servicer's                        X(2)
                 funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

1122(d)(4)(xiii) Disbursements made on behalf of an obligor are posted within
                 two business days to the obligor's records maintained by the       X
                 Servicer, or such other number of days specified in the
                 transaction agreements.

1122(d)(4)(xiv)  Delinquencies, charge-offs and uncollectible accounts are
                 recognized and recorded in accordance with the transaction         X
                 agreements.

1122(d)(4)(xv)   Any external enhancement or other support, identified in Item
                 1114(a)(1) through (3) or Item 1115 of Regulation AB, is                                              X
                 maintained as set forth in the transaction agreements.



(1) The servicer has elected to take responsibility for assessing compliance with such servicing criteria as permitted by the Interpretation 17.06 of the SEC Division of Finance telephone interpretation with respect to the initial processing of cash receipts at the lockbox

(2) The servicer will obtain an assertion of management and an accompanying 1122 attestation report from the vendor performing such activities.


(page)


APPENDIX B*

1. GreenPoint has identified the following noncompliance with servicing criteria 1122(d)(1)(i), 1122(d)(2)(iv), and 1122(d)(3)(ii) applicable to the Platform during the year ended December 31, 2006 as follows:

1122(d)(1)(i) - GreenPoint did not institute policies and procedures to monitor performance or other triggers and events of defaults in accordance with the transaction agreements.

1122(d)(2)(iv) - GreenPoint did not establish separate P&I and T&I accounts for certain securitizations which allowed funds to be commingled in various custodial accounts.

1122(d)(3)(ii) - In certain situations where GreenPoint has received mortgage insurance proceeds prior to the liquidation of the related properties, the mortgage insurance proceeds were not remitted at the time of the next regularly scheduled remittance date as required by the transaction agreements, but instead remained in the related custodial account and were remitted at the time the REO liquidation proceeds were remitted to the Master Servicer.


2. GreenPoint has implemented the following remediation procedures:

1122(d)(1)(i) - GreenPoint has active monitoring of the entire portfolio and at investor levels but not at the securitization transaction level. GreenPoint will establish policies and procedures to monitor performance or other triggers and events of default in accordance with the transaction agreements.

1122(d)(2)(iv) - GreenPoint has separated the commingled funds and established proper custodial and escrow accounts and improved the oversight of establishing such accounts as required by the related agreements.

1122(d)(3)(ii) - GreenPoint is modifying applicable agreements to clarify that such mortgage insurance proceeds may be remitted at the time of the remittance of the REO liquidation proceeds or modifying its remittance practice to remit the mortgage insurance proceeds during the next regularly schedule remittance where required.


*Accountants' attestation report covers only paragraph 1 of this Appendix B





EX-33 (e)
Report on Assessment of Compliance

with Regulation AB Servicing Criteria

1. The undersigned authorized officer of LandAmerica Tax and Flood Services, Inc. (the "Company") is responsible for assessing the Company's compliance with the applicable servicing criteria as defined in 17 CFR Part 229 Section 1122(d)
(4)(xi) and 1122(d)(4)(xii) (the "Regulation AB Servicing Criteria") for residential mortgage backed securities for which the Company served as third-party property tax payment provider on the underlying collateral (the "Platform"). Except as set forth in the preceding sentence, the servicing criteria set forth in 17 CFR Part 229 Section 1122(d) are not applicable to the activities the Company performed with respect to the Platform.

2. The Company used the criteria in 17 CFR Part 229 Section 1122(d) to assess the compliance with the Regulation AB Servicing Criteria.

3. Under one of the services offered by the Company, some customers may elect to remit tax payments directly to tax agencies without having the Company remit those property tax payments through our tax payment service. We refer to these customers as "non-outsourced servicer customers." With respect to these non-outsourced customers and the services the Company delivered pursuant to the servicing criteria set forth in 17 CFR Part 229 Section 1122(d)(4)(xi), the Company's assertion is strictly limited to its processing of tax payments submitted through the Company's tax payment service.

4. With respect to servicing criteria set forth in 17 CFR Part 229 Section 1122(d)(4)(xii), the Company's assertion is strictly limited to its processing of property tax penalty payments. The Company has determined that its servicer customers may also have access to systems that enable those servicers to process penalties through obligor escrow accounts. Management's assessment of compliance does not relate to the actual or potential activities of other parties with access to obligor escrow accounts.

5. Based on such assessment, management believes that, as of and for the year ended December 31, 2006, the Company has complied in all material respects with the Regulation AB Servicing Criteria related to the servicing of the Platform.

6. The registered public accounting firm of Grant Thornton, LLP, has issued an attestation report on the Company's assessment of compliance with the Regulation AB Servicing Criteria as of and for the year ended December 31, 2006.

Date: February 20, 2007

LandAmerica Tax and Flood Services, Inc.



By: /s/ Bob Ige
Name: Bob Ige
Its: Executive Vice President





EX-33 (f)
Report on Assessment of Compliance

with Regulation AB Servicing Criteria

1. The undersigned authorized officer of LandAmerica Tax and Flood Services, Inc. (the "Company") is responsible for assessing the Company's compliance with the applicable servicing criteria as defined in 17 CFR Part 229
Section 1122(d) (4) (xi) and 1122(d) (4) (xii) (the "Regulation AB Servicing Criteria") for residential mortgage backed securities for which the Company served as third-party property tax payment provider on the underlying collateral (the "Platform"). Except as set forth in the preceding sentence, the servicing criteria set forth in 17 CFR Part 229 Section 1122(d) are not applicable to the activities the Company performed with respect to the Platform.

2. The Company used the criteria in 17 CFR Part 229 Section 1122(d) to assess the compliance with the Regulation AB Servicing Criteria.

3. Under one of the services offered by the Company, some customers may elect to remit tax payments directly to tax agencies without having the Company remit those property tax payments through our tax payment service. We refer to these customers as "non-outsourced servicer customers." With respect to these non-outsourced customers and the services the Company delivered pursuant to the servicing criteria set forth in 17 CFR Part 229 Section 1122(d)(4)(xi), the Company's assertion is strictly limited to its processing of tax payments submitted through the Company's tax payment service.

4. With respect to servicing criteria set forth in 17 CFR Part 229 Section 1122(d)(4)(xii), the Company's assertion is strictly limited to its processing of property tax penalty payments. The Company has determined that its servicer customers may also have access to systems that enable those servicers to process penalties through obligor escrow accounts. Management's assessment of compliance does not relate to the actual or potential activities of other parties with access to obligor escrow accounts.

5. Based on such assessment, management believes that, as of and for the year ended December 31, 2006, the Company has complied in all material respects with the Regulation AB Servicing Criteria related to the servicing of the Platform.

6. The registered public accounting firm of Grant Thornton, LLP, has issued an attestation report on the Company's assessment of compliance with the Regulation AB Servicing Criteria as of and for the year ended December 31, 2006.

Date: February 20, 2007

LandAmerica Tax and Flood Services, Inc.


By:   /s/ Bob Ige
Name: Bob Ige
Its:  Executive Vice President





EX-33 (i)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (j)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (k)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Document Custody
1015 10th Avenue SE
Minneapolis, MN 55414


Appendix I


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. The Company has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006, for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: The servicing criteria set forth in Item 1122(d)(4)(i) and 1122(d)(4)(ii), in regard to the activities performed by the Company with respect to the Platform (the "Applicable Servicing Criteria"). The Company has determined that all other servicing criteria set forth in Item 1122(d) are not applicable to the Platform.

Period: Twelve months ended December 31, 2006 (the "Period").

With respect to the Platform, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2. The Company has assessed compliance with the Applicable Servicing
Criteria. In performing this assessment, the Company used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's assessment of compliance as of and for the Period.


WELLS FARGO BANK, NATIONAL ASSOCIATION

By: /s/ Shari L. Gillund
Shari L. Gillund

Its: Senior Vice President

Dated: March 1, 2007





EX-34 (a)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
10 Tenth Street, Northwest
Suite 1400
Atlanta, GA 30309-3851
Telephone (678) 419 1000
Facsimile (678) 419 1239
www.pwc.com



Report of Independent Registered Public Accounting Firm


To the Shareholders and the Board of Directors of Assurant, Inc.:

We have examined management's assertion, included in the accompanying management's Report on Assessment of Compliance with 1122(d)(2)(vi) and 1122(d)(4)(xi) of Regulation AB Servicing Criteria, that American Security Insurance Company, Standard Guaranty Insurance Company and Safeco Financial Institution Solutions, Inc. (affiliates of Assurant Inc., collectively the "Asserting Party") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for all mortgage loan-tracking transactions for which the Asserting Party served as a Vendor on behalf of Servicers for such asset-backed securities transactions that were registered after January 1, 2006 with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform"), as of December 31, 2006 and for the year then ended, excluding (i) criteria 1122(d)(1)(i) through 1122 (d)(1)(iv), 1122 (d)(2)(i) through 1122(d)(2)(v),
1122(d)(2)(vii), 1122(d)(3)(i) through 1122(d)(3)(iv), 1122(d)(4)(i) through
1122(d)(4)(x) and 1122(d)(4)(xiii) through 1122(d)(4)(xv), which the Asserting Party has determined are not applicable to the activities performed by it with respect to the Platform and (ii), criterion 1122(d)(4)(xii), which relates to servicing activities that are applicable to the Platform, but are excluded from the scope of management's assertion and are not reported on herein. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may


1


(page)


have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Asserting Party complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the Platform is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
February 23, 2007


2





EX-34 (b)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
10 Tenth Street, Northwest
Suite 1400
Atlanta, GA 30309-3851
Telephone (678) 419 1000
Facsimile (678) 419 1239
www.pwc.com

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Assurant, Inc.:

We have examined management's assertion, included in the accompanying management's Report on Assessment of Compliance with 1122(d)(2)(vi) and 1122(d)(4)(xi) of Regulation AB Servicing Criteria, that American Security insurance Company, Standard Guaranty Insurance Company and Safeco Financial Institution Solutions, Inc. (affiliates of Assurant Inc., collectively the "Asserting Party") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for all mortgage loan-tracking transactions for which the Asserting Party served as a Vendor on behalf of Servicers for such asset-backed securities transactions that were registered after January 1, 2006 with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform"), as of December 31, 2006 and for the year then ended, excluding (i) criteria 1122(d)(1)(i) through 1122 (d)(1)(iv), 1122 (d)(2)(i) through 1122(d)(2)(v),
1122(d)(2)(vii), 1122(d)(3)(i) through 1122(d)(3)(iv), 1122(d)(4)(i) through
1122(d)(4)(x) and 1122(d)(4)(xiii) through 1122(d)(4)(xv), which the Asserting Party has determined are not applicable to the activities performed by it with respect to the Platform and (ii), criterion 1122(d)(4)(xii), which relates to servicing activities that are applicable to the Platform, but are excluded from the scope of management's assertion and are not reported on herein. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may

1


(page)


have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Asserting Party complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the Platform is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
February 23, 2007



2





EX-34 (c)
(logo) Deloitte

Deloitte & Touche LLP
JPMorgan Chase Tower
2200 Ross Avenue, Suite 1600
Dallas, TX 75201-6778
USA
Tel: +1 214 840 7000
www.deloitte.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
EMC Mortgage Corporation

We have examined management's assertion, included in the accompanying Certification Regarding Compliance with Applicable Servicing Criteria, that EMC Mortgage Corporation (the Company) complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the asset-backed securities transactions for which EMC acted as servicer involving residential mortgage loans, that were completed on or after January 1, 2006, and that were registered with the Securities and Exchange Commission pursuant in the Securities Act of 1933 (the Platform) as of and for the year ended December 31, 2006, excluding criteria 1122 (d)(1)(iii), (d)(3)(i)C,
(d)(4)(xi) and (d)(4)(xii) which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report and, accordingly, such samples may not have included servicing activities related to each asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the asset-backed securities transactions for which EMC acted as servicer involving residential mortgage loans, that were completed on or after January 1, 2006, and that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 is fairly stated, in all material respects.

/s/ Deloitte & Touch LLP

March 12, 2007


Member of
Deloitte Touche Tohmatsu





EX-34 (d)
(logo) ERNST & YOUNG

Ernst & Young LLP
8484 Westpark Drive
McLean, VA 22102

Phone: (703) 747-1000
www.ey.com


Report of Independent Registered Public Accounting Firm

Board of Directors
GreenPoint Mortgage Funding, Inc.

We have examined management's assertion included in the accompanying report of Certification Regarding Compliance with Applicable Servicing Criteria, that GreenPoint Mortgage Funding, Inc. (the "Company") complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the residential mortgage loan servicing platform, except for the instances of material noncompliance described therein, as of and for the year ended December 31, 2006, and except for criteria 1122(d)(1)(iii), 1122(d)(4)(i), 1122(d)(4)(xi), 1122(d)(4)(xii), and 1122(d)(4)(xv), which the
Company has determined are not applicable to the activities performed by them with respect to the servicing platform covered by this report. Management is responsible for the Company's compliance with the applicable servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the applicable servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria and as permitted by the Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in management's assertion, for servicing criteria 1122(d)(2)(i) and 1122(d)(4)(iv), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the applicable servicing criteria applicable to each vendor as permitted by Interpretation 17.06. As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed the following material noncompliance with servicing criteria 1122(d)(1)(i), 1122(d)(2)(iv), and 1122(d)(3)(ii) applicable to the
Company's platform covered by this report during the year ended December 31, 2006. 1122(d)(1)(i) - There were no policies and procedures instituted to monitor the performance or other triggers and events of defaults in accordance with the transaction agreements; 1122(d)(2)(iv) - The related accounts for each transaction were not separately maintained as set forth in the transaction agreements; and, 1122(d)(3)(ii) - Amounts due to investors were not remitted in accordance with the timeframes set forth in the transaction agreements.

The information in the Certification Regarding Compliance with Applicable Servicing Criteria in Item 2 of Appendix B (i.e., remediation procedures) is presented by the Company for information purposes. Such information has not been subjected to the procedures applied in our examination of management's assertion as described above, and accordingly, we express no opinion on it.

In our opinion, except for the material noncompliance described in the fourth paragraph, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria 1122(d)(2)(i) and 1122(d)(4)(iv) for which compliance is determined based on Interpretation
17.06 as described above, as of and for the year ended December 31, 2006 for the residential mortgage loan servicing platform.

/s/ Ernst & Young LLP

March 1, 2007





EX-34 (e)
(logo) Grant Thornton
Accountants and Business Advisors



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
LandAmerica Tax and Flood Services, Inc.

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Regulation AB Servicing Criteria ("Management's Report"), that LandAmerica Tax and Flood Services, Inc. (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the U.S. Securities and Exchange Commission's Regulation AB for the residential mortgage backed securities for which the Company served as third-party property tax payment provider on the underlying collateral (the "Platform") as of and for the year ended December 31, 2006, excluding criteria 1122(d)(1)(i)-(iv), 1122(d)(2)(i)-(vii), 1122(d)(3)(i)-(iv), 1122(d)(4)(i)-(x) and
1122(d)(4)(xiii)-(xv), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Management is responsible for the Company's compliance with the applicable servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the applicable servicing criteria for the Platform based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria for the Platform and performing such other procedures as we considered necessary in the circumstances. Our examination included testing selected asset-backed transactions and securities constituting the Platform and evaluating whether the Company performed servicing activities related to those transactions and securities in compliance with the applicable servicing criteria for the period covered by this report. Accordingly, our testing may not have included servicing activities related to each asset-backed transaction or security constituting the Platform. Further, our examination was not designed to detect material noncompliance that may have occurred prior to the period covered by this report and that may have affected the Company's servicing activities during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the applicable servicing criteria.

In our opinion, management's assertion that LandAmerica Tax and Flood Services, Inc. complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.

/s/ Grant Thorton LLP

Irvine, CA
February 20, 2007



18400 Von Karman Avenue
Suite 900
Irvine, CA 92612-0525
T 949.553.1600
F 949.553.0168
W www.grantthornton.com

Grant Thornton LLP
US member of Grant Thornton International





EX-34 (f)
(logo) Grant Thornton

Accountants and Business Advisors


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
LandAmerica Tax and Flood Services, Inc.

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Regulation AB Servicing Criteria ("Management's Report"), that LandAmerica Tax and Flood Services, Inc. (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the U.S. Securities and Exchange Commission's Regulation AB for the residential mortgage backed securities for which the Company served as third-party property tax payment provider on the underlying collateral (the "Platform") as of and for the year ended December 31, 2006, excluding criteria 1122(d)(1)(i)-(iv), 1122(d)(2)(i)-(vii), 1122(d)(3)(i)-(iv), 1122(d)(4)(i)-(x) and
1122(d)(4)(xiii)-(xv), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Management is responsible for the Company's compliance with the applicable servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the applicable servicing criteria for the Platform based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria for the Platform and performing such other procedures as we considered necessary in the circumstances. Our examination included testing selected asset-backed transactions and securities constituting the Platform and evaluating whether the Company performed servicing activities related to those transactions and securities in compliance with the applicable servicing criteria for the period covered by this report. Accordingly, our testing may not have included servicing activities related to each asset-backed transaction or security constituting the Platform. Further, our examination was not designed to detect material noncompliance that may have occurred prior to the period covered by this report and that may have affected the Company's servicing activities during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the applicable servicing criteria.

In our opinion, management's assertion that LandAmerica Tax and Flood Services, Inc. complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.


/s/ Grant Thornton LLP

Irvine, CA
February 20, 2007


18400 Von Karman Avenue
Suite 900
Irvine, CA 92612-0525
T 949.553.1600
F 949.553.0168
W www.grantthornton.com

Grant Thornton LLP
US member of Grant Thornton International





EX-34 (i)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (j)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (k)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank National Association:

We have examined management's assertion, included in the accompanying Appendix I, that the Document Custody section of the Corporate Trust Services division of Wells Fargo Bank National Association complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006 for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the Platform) as of and for the twelve months ended December 31, 2006. Management has determined that servicing criteria 1122(d)(4)(i) and 1122(d)(4)(ii) are applicable to the activities it performs with respect to the Platform, and that all other servicing criteria set forth in Item 1122(d) are not applicable to the document custody services provided by the Company with respect to the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the period ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2007

KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





EX-35 (c)
(logo) EMC
Mortgage Corporation
Proven Performance

ITEM 1123 ANNUAL STATEMENT OF COMPLIANCE

EMC MORTGAGE CORPORATION

I, John Vella, President and Chief Executive Officer of EMC Mortgage Corporation ("EMC") as servicer pursuant to the Bear Stearns Asset Backed Securities I Trust 2006-AC5 Agreement (the "Agreement") hereby certify that:

1. A review of EMC's activities during the period from and including January 1, 2006 through and including December 31, 2006 (the ""Reporting Period") and EMC's performance under the Agreement has been made under my supervision.

2. To the best of my knowledge, based on such review, EMC has fulfilled all of its obligations under the Agreement in all material respects throughout the Reporting Period.

IN WITNESS WHEREOF, the undersigned has duly executed this Certificate this 12th day of March 2007.

BY: /s/ John Vella
John Vella
President and Chief Executive Officer



2780 Lake Vista Drive, Lewisville, Texas 75067
Mailing Address: P.O. Box 1292190 Lewisville, Texas 75029-2190

(logo) MBA
Member
Mortgage Bankers
Association of America





EX-35 (d)
GREENPOINT MORTGAGE FUNDING, INC.

SERVICER COMPLIANCE STATEMENT

BSABS 2006-AC5


I, Michael De Francesco, an authorized officer of GreenPoint Mortgage Funding, Inc. (the "Servicer"), certify that:

1. A review of the Servicer's activities during the period from and including January 1, 2006 through and including December 31, 2006 (or applicable portion thereof) and of the Servicer's performance under the applicable servicing agreement has been made under my supervision.

2. To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the applicable servicing agreement in all material respects throughout such period.


Capitalized terms used but not defined herein have the meanings ascribed to them in the Agreement.

Date: February 28, 2007

/s/ Michael De Francesco
Michael De Francesco
Senior Vice President, Loan Administration





EX-35 (i)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.


March 12, 2007

Bear Stearns Asset Backed Securities I LLC
245 Park Avenue
4th Floor
New York, NY 10167

RE: Annual Statement As To Compliance for Bear Stearns Asset Backed Securities I Trust 2006-AC5

Per Section 4.16 of the Pooling and Servicing Agreement, dated as of 11/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Master Servicer), hereby certifies the following for the 2006 calendar year or portion thereof:

(i) a review of the activities of each such party during the preceding calendar year and of its performance under this Agreement or other applicable servicing agreement has been made under such officer's supervision and

(ii) to the best of such officer's knowledge, based on such review, such party has fulfilled all of its obligations under this Agreement or other applicable servicing agreement in all material respects throughout such year, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status of the cure provisions thereof.



Certified By:
/s/ Kristen Ann Cronin
Kristen Ann Cronin, Vice President


Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary





EX-35 (j)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

March 12, 2007

Bear Stearns Asset Backed Securities I LLC
245 Park Avenue
4th Floor
New York, NY 10167

RE: Annual Statement As To Compliance for Bear Stearns Asset Backed Securities I Trust 2006-AC5

Per Section 4.16 of the Pooling and Servicing Agreement, dated as of 11/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Securities Administrator), hereby certifies the following for the 2006 calendar year or portion thereof:

(i) a review of the activities of each such party during the preceding calendar year and of its performance under this Agreement or other applicable servicing agreement has been made under such officer's supervision and

(ii) to the best of such officer's knowledge, based on such review, such party has fulfilled all of its obligations under this Agreement or other applicable servicing agreement in all material respects throughout such year, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status of the cure provisions thereof.




Certified By:
/s/ Kristen Ann Cronin
Kristen Ann Cronin, Vice President


Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary




Ex.99


                ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT

      This is an Assignment, Assumption and Recognition Agreement (this "AAR Agreement") made as of November 30, 2006, among EMC Mortgage Corporation (the "Assignor"), U.S. Bank National Association, not individually but solely as trustee for the holders of the Bear Stearns Asset Backed Securities I Trust 2006-AC5, Asset-Backed Certificates, Series 2006-AC5 (the "Assignee") and GreenPoint Mortgage Funding, Inc. (the "Company").

      In consideration of the mutual promises contained herein the parties hereto agree that the residential mortgage loans (the "Assigned Loans") listed on Attachment 1 annexed hereto (the "Assigned Loan Schedule") purchased by the Assignor from the Company and now serviced by Company for Assignor and its successors and assigns pursuant to (a) the Purchase, Warranties and Servicing Agreement, dated as of September 1, 2003, between Assignor and Company, as amended by Amendment Number One, dated as of January 1, 2006 (the "Purchase Agreement") and (b) the term sheet dated March 14, 2006, between Assignor and Company, the term sheet dated July 25, 2006, between Assignor and Company and the term sheet dated October 11, 2006 between Assignor and Company (collectively, the "Term Sheets" and together with the Purchase Agreement, the "Agreements") shall be subject to the terms of this AAR Agreement. Capitalized terms used herein but not defined shall have the meanings ascribed to them in the Purchase Agreement.

                            Assignment and Assumption

      Except as expressly provided for herein, the Assignor hereby grants, transfers and assigns to the Assignee all of its right, title and interest as in, to and under (a) the Assigned Loans and (b) the Purchase Agreement with respect to the Assigned Loans; provided, however, that the Assignor is not assigning to the Assignee any of its right, title or interest, in, to and under the Purchase Agreement with respect to any mortgage loan other than the Assigned Loans listed on Exhibit A. Notwithstanding anything to the contrary contained herein, the Assignor specifically reserves and does not assign to the Assignee any right, title and interest in, to or under the representations and warranties contained in Section 3.01 and Section 3.02 of the Purchase Agreement and in the Term Sheets, and any obligation of the Company to cure, repurchase or substitute for a mortgage loan and to indemnify the Assignor with respect to a breach of such representations and warranties pursuant to
Section 3.03 and Section 8.01 of the Purchase Agreement and the Assignor is retaining the right to enforce the representations and warranties and the obligations of the Company set forth in those sections against the Company. In addition, the Assignor specifically reserves and does not assign to the Assignee any right, title and interest in, to or under Section 2.09 of the Purchase Agreement. Except as is otherwise expressly provided herein, the Assignor makes no representations, warranties or covenants to the Assignee and the Assignee acknowledges that the Assignor has no obligations to the Assignee under the terms of the Purchase Agreement or otherwise relating to the transaction contemplated herein (including, but not limited to, any obligation to indemnify the Assignee).

                    Representations, Warranties and Covenants

      1. Assignor warrants and represents to Assignee and Company as of the date hereof:

      (a) Attached hereto as Attachment 2 are true and accurate copies of the Purchase Agreement and the Term Sheets which agreements are in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any respect, nor has any notice of termination been given thereunder;

      (b) Assignor is the lawful owner of the Assigned Loans with full right to transfer the Assigned Loans and any and all of its interests, rights and obligations under the Purchase Agreement as they relate to the Assigned Loans, free and clear from any and all claims and encumbrances; and upon the transfer of the Assigned Loans to Assignee as contemplated herein, Assignee shall have good title to each and every Assigned Loan, as well as any and all of Assignee's interests, rights and obligations under the Purchase Agreement as they relate to the Assigned Loans, free and clear of any and all liens, claims and encumbrances;

      (c) There are no offsets, counterclaims or other defenses available to Company with respect to the Assigned Loans or the Purchase Agreement;

      (d) Assignor has no knowledge of, and has not received notice of, any waivers under, or any modification of, any Assigned Loan;

      (e) Assignor is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to acquire, own and sell the Assigned Loans;

      (f) Assignor has full corporate power and authority to execute, deliver and perform its obligations under this AAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this AAR Agreement is in the ordinary course of Assignor's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Assignor's charter or by-laws or any legal restriction, or any material agreement or instrument to which Assignor is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignor or its property is subject. The execution, delivery and performance by Assignor of this AAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on the part of Assignor. This AAR Agreement has been duly executed and delivered by Assignor and, upon the due authorization, execution and delivery by Assignee and Company, will constitute the valid and legally binding obligation of Assignor enforceable against Assignor in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

      (g) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignor in connection with the execution, delivery or performance by Assignor of this AAR Agreement, or the consummation by it of the transactions contemplated hereby;

      (h) Neither Assignor nor anyone acting on its behalf has offered, transferred, pledged, sold or otherwise disposed of the Assigned Loans or any interest in the Assigned Loans, or solicited any offer to buy or accept a transfer, pledge or other disposition of the Assigned Loans, or any interest in the Assigned Loans or otherwise approached or negotiated with respect to the Assigned Loans, or any interest in the Assigned Loans with any Person in any manner, or made any general solicitation by means of general advertising or in any other manner, or taken any other action which would constitute a distribution of the Assigned Loans under the Securities Act of 1933, as amended (the "1933 Act") or which would render the disposition of the Assigned Loans a violation of Section 5 of the 1933 Act or require registration pursuant thereto;

      (i) The Assignor has received from Company, and has delivered to the Assignee, all documents required to be delivered to Assignor by the Company prior to the date hereof pursuant to the Purchase Agreement with respect to the Assigned Loans and has not received, and has not requested from the Company, any additional documents; and

      (j) There is no action, suit, proceeding, investigation or litigation pending or, to Assignor's knowledge, threatened, which either in any instance or in the aggregate, if determined adversely to Assignor, would adversely affect Assignor's execution or delivery of, or the enforceability of, this AAR Agreement, or the Assignor's ability to perform its obligations under this AAR Agreement.

      2. Assignee warrants and represents to, and covenants with, Assignor and Company as of the date hereof:

      (a) Assignee is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization and has all requisite power and authority to hold the Assigned Loans as trustee on behalf of the holders of the Bear Stearns Asset Backed Securities I Trust 2006-AC5, Asset-Backed Certificates, Series 2006-AC5;

      (b) Assignee has full corporate power and authority to execute, deliver and perform its obligations under this AAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this AAR Agreement is in the ordinary course of Assignee's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Assignee's charter or by-laws or any legal restriction, or any material agreement or instrument to which Assignee is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignee or its property is subject. The execution, delivery and performance by Assignee of this AAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of Assignee. This AAR Agreement has been duly executed and delivered by Assignee and, upon the due authorization, execution and delivery by Assignor and Company, will constitute the valid and legally binding obligation of Assignee enforceable against Assignee in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

      (c) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignee in connection with the execution, delivery or performance by Assignee of this AAR Agreement, or the consummation by it of the transactions contemplated hereby;

      (d) There is no action, suit, proceeding, investigation or litigation pending or, to Assignee's knowledge, threatened, which either in any instance or in the aggregate, if determined adversely to Assignee, would adversely affect Assignee's execution or delivery of, or the enforceability of, this AAR Agreement, or the Assignee's ability to perform its obligations under this AAR Agreement; and

      (e) Assignee assumes for the benefit of each of the Assignor and the Company all of the rights of the Purchaser under the Purchase Agreement with respect to the Assigned Loans.

      3. Company warrants and represents to, and covenant with, Assignor and Assignee as of the date hereof:

      (a) Attached hereto as Attachment 2 are true and accurate copies of the Purchase Agreement and the Term Sheets which agreements are in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any respect, nor has any notice of termination been given thereunder;

      (b) Company is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to service the Assigned Loans and otherwise to perform its obligations under the Purchase Agreement;

      (c) Company has full corporate power and authority to execute, deliver and perform its obligations under this AAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this AAR Agreement is in the ordinary course of Company's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Company's charter or by-laws or any legal restriction, or any material agreement or instrument to which Company is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Company or its property is subject. The execution, delivery and performance by Company of this AAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on the part of Company. This AAR Agreement has been duly executed and delivered by Company, and, upon the due authorization, execution and delivery by Assignor and Assignee, will constitute the valid and legally binding obligation of Company, enforceable against Company in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

      (d) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Company in connection with the execution, delivery or performance by Company of this AAR Agreement, or the consummation by it of the transactions contemplated hereby;

      (e) The Company shall establish a Custodial Account and an Escrow Account under the Purchase Agreement in favor of the Assignee with respect to the Assigned Loans separate from the Custodial Account and Escrow Account previously established under the Purchase Agreement in favor of Assignor;

      (f) No event has occurred from the Closing Date to the date hereof which would render the representations and warranties as to the related Assigned Loans made by the Company in Sections 3.01 and 3.02 of the Purchase Agreement or in the Term Sheets to be untrue in any material respect; and

      (g) Neither this AAR Agreement nor any certification, statement, report or other agreement, document or instrument furnished or to be furnished by the Company pursuant to this AAR Agreement contains or will contain any materially untrue statement of fact or omits or will omit to state a material fact necessary to make the statements contained therein not misleading.

      4. Assignor hereby agrees to indemnify and hold the Assignee (and its successors and assigns) harmless against any and all claims, losses, penalties, fines, forfeitures, legal fees and related costs, judgments, and any other costs, fees and expenses that Assignee (and its successors and assigns) may sustain in any way related to any breach of the representations or warranties of Assignor set forth in this AAR Agreement or the breach of any covenant or condition contained herein.

                             Recognition of Assignee

      5. From and after the date hereof, Company shall recognize Assignee as owner of the Assigned Loans, and acknowledges that the Assigned Loans will be part of a REMIC, and will service the Assigned Loans in accordance with the Purchase Agreement (as modified by this AAR Agreement) but in no event in a manner that would (i) cause any REMIC to fail to qualify as a REMIC or (ii) result in the imposition of a tax upon any REMIC (including but not limited to the tax on prohibited transactions as defined in Section 860F(a)(2) of the Code and the tax on contributions to a REMIC set forth in Section 860G(d) of the Code). It is the intention of Assignor, Company and Assignee that this AAR Agreement shall be binding upon and for the benefit of the respective successors and assigns of the parties hereto. Neither Company nor Assignor shall amend or agree to amend, modify, waive, or otherwise alter any of the terms or provisions of the Purchase Agreement which amendment, modification, waiver or other alteration would in any way affect the Assigned Loans without the prior written consent of Assignee.

      6. Notwithstanding any term hereof to the contrary, the execution and delivery of the AAR Agreement by the Assignee is solely in its capacity as trustee for Bear Stearns Asset Backed Securities I Trust 2006-AC5 and not individually, and any recourse against the Assignee in respect of any obligations it may have under or pursuant to the terms of this AAR Agreement shall be limited solely to the assets it may hold as trustee of Bear Stearns Asset Backed Securities I Trust 2006-AC5.

      Company shall indemnify and hold harmless the Assignor, each affiliate of the Assignor, Bear Stearns Asset Backed Securities I LLC ("BSABS I"), the Assignee, Bear, Stearns & Co. Inc. (the "Underwriter") and each affiliate of the Underwriter, each Person (including , but not limited to, the Master Servicer) responsible for the preparation, execution or filing of any report required to be filed with the Commission, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act, each Person who controls the Assignor, BSABS I, the Assignee or the Underwriter (within the meaning of Section 15 of the Securities Act and Section 20 of the Exchange Act); and the respective present and former directors, officers, employees, agents and affiliates of each of the foregoing (each, an "Indemnified Party"), and shall hold each of them harmless from and against any losses, claims, damages, penalties, fines, forfeitures, legal fees and expenses and related costs, judgments, and any other costs, fees and expenses that any of them may sustain arising out of or based upon:

      (i) (A) any untrue statement of a material fact contained or alleged to be contained in any written information, written report, certification, data, accountants' letter or other material provided under Section 11.18 of the Purchase Agreement by or on behalf of the Assignor, or provided under Section 11.18 of the Purchase Agreement by or on behalf of any Subservicer, Subcontractor or Third-Party Originator (collectively, the "Company Information"), or (B) the omission or alleged omission to state in the Company Information a material fact required to be stated in the Company Information or necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading; provided, by way of clarification, that clause (B) of this paragraph shall be construed solely by reference to the Company Information and not to any other information communicated in connection with a sale or purchase of securities, without regard to whether the Company Information or any portion thereof is presented together with or separately from such other information;

      (ii) any breach by the Company of its obligations under this section, including particularly any failure by the Company, any Subservicer, any Subcontractor or any Third-Party Originator to deliver any information, report, certification, accountants' letter or other material when and as required under Section 11.18, including any failure by the Company to identify any Subcontractor "participating in the servicing function" within the meaning of
            Item 1122 of Regulation AB;

      (iii) any breach by the Company of a representation or warranty set forth in Section 3.01 of the Purchase Agreement or in a writing furnished pursuant to Section 3.01(q) of the Purchase Agreement and made as of a date prior to the date hereof, to the extent that such breach is not cured by the date hereof, or any breach by the Company of a representation or warranty in a writing furnished pursuant to Section 3.01(q) of the Purchaser Agreement to the extent made as of a date subsequent to the date hereof; or

      (iv) the negligence bad faith or willful misconduct of the Company in connection with its performance under this Section.

      If the indemnification provided for herein is unavailable or insufficient to hold harmless an Indemnified Party, then the Company agrees that it shall contribute to the amount paid or payable by such Indemnified Party as a result of any claims, losses, damages or liabilities incurred by such Indemnified Party in such proportion as is appropriate to reflect the relative fault of such Indemnified Party on the one hand and the Company on the other.

      In the case of any failure of performance described in Section 11.18 of the Purchase Agreement, the Company shall promptly reimburse the Assignor, BSABS I and each Person responsible for the preparation, execution or filing of any report required to be filed with the Commission, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act, for all costs reasonably incurred by each such party in order to obtain the information, report, certification, accountants' letter or other material not delivered as required by the Company, any Subservicer, any Subcontractor or any Third-Party Originator. \

      This indemnification shall survive the termination of this Agreement or the termination of any party to this Agreement.

                       Modification of Purchase Agreement

      7. The Company and Assignor hereby amend the Purchase Agreement as follows:

      (a) The  following  definitions  are added to Article I of the  Purchase
Agreement:

      Assignee: U.S. Bank National Association, as trustee for the holders of the Bear Stearns Asset Backed Securities I Trust 2006-AC5, Asset-Backed Certificates, Series 2006-AC5.

      BSABS: Bear Stearns Asset Backed Securities I LLC.

      Pooling and Servicing Agreement: That certain pooling and servicing agreement, dated as of November 1, 2006, among Bear Stearns Asset Backed Securities I LLC, the Trustee, Wells Fargo Bank, National Association, as the master servicer, the Securities Administrator and the Purchaser.

      Securities Administrator: Wells Fargo Bank, National Association.

      Trustee: U.S. Bank National Association, or its successor in interest, or any successor trustee appointed as provided in the Pooling and Servicing Agreement.

      (b) The definition of Business Day is deleted in its entirety and replaced with the following:

      Business Day: Any day other than: (i) a Saturday or Sunday, or (ii) a legal holiday in the States of California, New York, Maryland or Minnesota, or (iii) a day on which banks in the States of California, New York, Maryland or Minnesota are authorized or obligated by law or executive order to be closed.

      (c) The following is added to the first sentence of the fourth paragraph of Section 4.13 of the Purchase Agreement:

      "; provided, however, that any REO property shall be disposed of by the Company before the close of the third taxable year following the taxable year in which the Mortgage Loan became an REO property, unless the Company is otherwise directed by the Assignee." (d) The following is added as Section 4.13A of the Purchase Agreement:

      Section 4.13A REMIC Administration of REO Property.

      The Company shall prepare for and deliver to the Assignee and the Master Servicer (and the securities administrator, if any) a statement with respect to each mortgaged property acquired through foreclosure or deed-in-lieu of foreclosure in connection with a defaulted Assigned Loan ("REO Property") that has been rented showing the aggregate rental income received and all expenses incurred in connection with the management and maintenance of such REO Property at such times as is necessary to enable the Assignee (or the securities administrator, if any) to comply with the reporting requirements of the REMIC provisions of the Code. The net monthly rental income, if any, from such REO Property shall be deposited in the related collection account no later than the close of business on each determination date. The Company shall perform, or caused to be performed, the tax reporting and withholding related to foreclosures, abandonments and cancellation of indebtedness income as specified by Sections 1445, 6050J and 6050P of the Code by preparing and filing such tax and information returns, as may be required. In the event that the Bear Stearns Asset Backed Securities I Trust 2006-AC5, Asset-Backed Certificates, Series 2006-AC5 acquires any REO Property as aforesaid or otherwise in connection with a default or default becoming reasonably foreseeable on an Assigned Loan, the Company shall cause such REO Property to be disposed prior to three years after its acquisition by the Bear Stearns Asset Backed Securities I Trust 2006-AC5, Asset-Backed Certificates, Series 2006-AC5 or, at the expense of the Bear Stearns Asset Backed Securities I Trust 2006-AC5, Asset-Backed Certificates, Series 2006-AC5, request more than 60 days prior to the day on which such three-year period would otherwise expire, an extension of the three-year grace period unless the Assignee (or the securities administrator, if any) shall have been supplied with an opinion of counsel addressed to the Assignee (and the securities administrator, if any) rendered by nationally recognized tax counsel specializing in such matters (such opinion not to be an expense of the Trustee or the Securities Administrator) to the effect that the holding by the Bear Stearns Asset Backed Securities I Trust 2006-AC5,
      Asset-Backed Certificates, Series 2006-AC5 of such REO Property subsequent to such three-year period will not result in the imposition of taxes on "prohibited transactions" of any REMIC as defined in Section 860F of the Code or cause any REMIC to fail to qualify as a REMIC, in which case the Bear Stearns Asset Backed Securities I Trust 2006-AC5, Asset-Backed Certificates, Series 2006-AC5 may continue to hold such REO Property (subject to any conditions contained in such opinion of counsel). Notwithstanding any other provision of the Servicing Agreement, no REO Property acquired by the Bear Stearns Asset Backed Securities I Trust 2006-AC5, Asset-Backed Certificates, Series 2006-AC5 shall be rented (or allowed to continue to be rented) or otherwise used for the production of income by or on behalf of the Bear Stearns Asset Backed Securities I Trust 2006-AC5, Asset-Backed Certificates, Series 2006-AC5 in such a manner or pursuant to any terms that would (i) cause such REO Property to fail to qualify as "foreclosure property" within the meaning of Section 860G(a)(8) of the Code or (ii) subject any REMIC to the imposition of any federal, state or local income taxes on the income earned from such REO Property under Section 860G(c) of the Code or otherwise, unless the Company has agreed to indemnify and hold harmless the Bear Stearns Asset Backed Securities I Trust 2006-AC5, Asset-Backed Certificates, Series 2006-AC5 with respect to the imposition of any such taxes.

      (e) Section 6.04 of the Purchase Agreement is hereby amended by adding the following paragraph to the end of the section:

      In the event the Servicer or any subservicer or subcontractor engaged by it is terminated, assigns its rights and obligations under, or resigns pursuant to the terms of this Agreement, or any other applicable agreement in the case of a subservicer or subcontractor, as the case may be, such party shall provide an Annual Statement of Compliance pursuant to this Section 6.04 or to the related section of such other applicable agreement, as the case may be, as to the performance of its obligations with respect to the period of time it was subject to this Agreement or any other applicable agreement, as the case may be, notwithstanding any such termination, assignment or resignation.

      (f) Section 6.05 of the Purchase Agreement is hereby amended by adding the following paragraph to the end of the section:

      In the event the Servicer or any subservicer or subcontractor engaged by it is terminated, assigns its rights and obligations under, or resigns pursuant to, the terms of this Agreement, or any other applicable agreement in the case of a subservicer or subcontractor, as the case may be, such party shall provide an Assessment of Compliance and cause to be provided an Attestation Report pursuant to this Section 6.05 or to the related section of such other applicable agreement, as the case may be, notwithstanding any such termination, assignment or resignation.

      (g) Section 11.04 of the Purchase Agreement is deleted in its entirety and replaced with the following:

      Section 11.04 Governing Law.

            This Agreement and the related Term Sheets shall be governed by and construed in accordance with the laws of the State of New York without giving effect to principles of conflicts of laws (other than Section 5-1401 of the New York General Obligations Law) and except to the extent preempted by Federal law and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

                                  Miscellaneous

      8. All demands, notices and communications related to the Assigned Loans, the Purchase Agreement and this AAR Agreement shall be in writing and shall be deemed to have been duly given if personally delivered at or mailed by registered mail, postage prepaid, as follows:

      (a) In the case of Company: GreenPoint Mortgage Funding, Inc. 100 Wood Hollow Drive Novato, California 94945 Attention: Susan Davia

               With a copy to:
      (b)      In the case of Assignor:

               EMC Mortgage Corporation
               2780 Lake Vista
               Drive Lewisville, Texas 75067-3884
               Attention: Conduit Seller Approval Dept.
               Facsimile: (214) 626-3751 Email:
               sellerapproval@bear.com

               with a copy to:
               Bear Stearns Mortgage Capital Corporation
               383 Madison Avenue
               New York, New York 10179
               Attention: Robert Durden
               Telecopier No.: (212) 272-5591

      (c) In the case of Assignee: U.S. Bank National Association, as Trustee One Federal Street, 3rd Floor
               Boston, MA 02110
               Attention: Corporate Trust Services BSABS I 2006-AC5 Telecopier No.: (617) 603-6638

      9. The Company hereby acknowledges that Wells Fargo Bank, N.A. (the "Master Servicer") has been appointed as the master servicer of the Assigned Loans pursuant to the Pooling and Servicing Agreement, dated as of November 1, 2006, among the Assignor, the Assignee, Bear Stearns Asset Backed Securities I LLC, the Master Servicer and Wells Fargo Bank, National Association as securities administrator, and therefor has the right to enforce all obligations of the Company, as they relate to the Assigned Loans, under the Purchase Agreement. Such right will include, without limitation, the right to terminate the Company under the Purchase Agreement upon the occurrence of an event of default thereunder, the right to receive all remittances required to be made by the Company under the Purchase Agreement, the right to receive all monthly reports and other data required to be delivered by the Company under the Purchase Agreement, the right to examine the books and records of the Company, indemnification rights, and the right to exercise certain rights of consent and approval relating to actions taken by the Company. The Company shall make all distributions under the Purchase Agreement, as they relate to the Assigned Loans, to the Master Servicer by wire transfer of immediately available funds to:

            BSABS I 2006-AC5 Master Servicer
            Collection Account
            Wells Fargo Bank, National Association
            ABA# 121000248 Account Name: SAS Clearing
            Account # 3970771416
            For Further Credit to: BSABS I 2006-AC5, Account # 50969700

      and the Company shall deliver all reports required to be delivered under the Purchase Agreement, as they relate to the Assigned Loans, to the Assignee at the address set forth in Section 8 herein and to the Master Servicer at:

            Wells Fargo Bank, National Association
            9062 Old Annapolis Road
            Columbia, Maryland 21045
            Attention: Client Manager BSABS I 2006-AC5

      10. A copy of all assessments, attestations, reports and certificates required to be delivered by the Servicer under this AAR Agreement and the Purchase Agreement shall be delivered to the Master Servicer by the date(s) specified herein or therein, and where such documents are required to be addressed to any party, such addresses shall include the Master Servicer and the Master Servicer shall be entitled to rely on such documents.

      11. Each party will pay any commissions it has incurred and the fees of its attorneys in connection with the negotiations for, documenting of and closing of the transactions contemplated by this AAR Agreement.

      12. This AAR Agreement shall be construed in accordance with the laws of the State of New York, without regard to conflicts of law principles, and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws. 13. No term or provision of this AAR Agreement may be waived or modified unless such waiver or modification is in writing and signed by the party against whom such waiver or modification is sought to be enforced.

      14. This AAR Agreement shall inure to the benefit of the successors and assigns of the parties hereto. Any entity into which Assignor, Assignee or Company may be merged or consolidated shall, without the requirement for any further writing, be deemed Assignor, Assignee or Company, respectively, hereunder.

      15. This AAR Agreement shall survive the conveyance of the Assigned Loans, the assignment of the Agreements to the extent of the Assigned Loans by Assignor to Assignee and the termination of the Agreements.

      16. This AAR Agreement may be executed simultaneously in any number of counterparts. Each counterpart shall be deemed to be an original and all such counterparts shall constitute one and the same instrument.

      17. In the event that any provision of this AAR Agreement conflicts with any provision of the Agreements with respect to the Assigned Loans, the terms of this AAR Agreement shall control.

      IN WITNESS WHEREOF, the parties hereto have executed this AAR Agreement as of the day and year first above written.

                                    EMC MORTGAGE CORPORATION
                                    Assignor


                                    By:      /s/ Mark Novachek
                                             --------------------------------
                                    Name:    Mark Novachek
                                    Title:   Senior Vice President


                                    U.S. BANK NATIONAL ASSOCIATION, not
                                    individually but solely as Trustee for the Bear Stearns Asset Backed Securities I Trust 2006-AC5, Asset-Backed Certificates, Series 2006-AC5
                                    Assignee


                                    By:      /s/ Maryellen Hunter
                                             --------------------------------
                                    Name:    Maryellen Hunter
                                    Title:   Assistant Vice President


                                    GREENPOINT MORTGAGE FUNDING, INC.
                                     Company

                                    By:      /s/ Susan Davia
                                             --------------------------------
                                    Name:    Susan Davia
                                    Title:   Vice President


                                    Acknowledged and Agreed:

                                    WELLS FARGO BANK, NATIONAL ASSOCIATION


                                    By:      /s/ Stacey M. Taylor
                                             --------------------------------
                                    Name:    Stacey M. Taylor
                                    Title:   Vice President

                                  ATTACHMENT 1

                             ASSIGNED LOAN SCHEDULE


                            (Available upon request)

                                  ATTACHMENT 2

                               PURCHASE AGREEMENT



                                   TERM SHEETS

                            EMC MORTGAGE CORPORATION
                                   Purchaser,

                        GREENPOINT MORTGAGE FUNDING, INC.
                                    Company,

                 PURCHASE, WARRANTIES AND SERVICING AGREEMENT
                          Dated as of September 1, 2003





                  (Fixed and Adjustable Rate Mortgage Loans)

                                TABLE OF CONTENTS

                                    ARTICLE I


Section 1.01   Defined Terms

                                   ARTICLE II

Section 2.01   Agreement to Purchase
Section 2.02   Purchase Price
Section 2.03   Servicing of Mortgage Loans
Section 2.04 Record Title and Possession of Mortgage Files; Maintenance of Servicing Files
Section 2.05   Books and Records
Section 2.06   Transfer of Mortgage Loans
Section 2.07   Delivery of Mortgage Loan Documents
Section 2.08   Quality Control Procedures
Section 2.09   Near-term Principal Prepayments; Near Term Payment Defaults
Section 2.10   Modification of Obligations

                                   ARTICLE III

Section 3.01   Representations and Warranties of the Company
Section 3.02   Representations and Warranties as to Individual Mortgage Loans
Section 3.03   Repurchase; Substitution
Section 3.04   Representations and Warranties of the Purchaser

                                   ARTICLE IV

Section 4.02   Collection of Mortgage Loan Payments
Section 4.03   Realization Upon Defaulted Mortgage Loans
Section 4.04   Establishment of Custodial Accounts; Deposits in Custodial
               Accounts
Section 4.05   Permitted Withdrawals from the Custodial Account
Section 4.06   Establishment of Escrow Accounts; Deposits in Escrow Accounts
Section 4.07   Permitted Withdrawals From Escrow Account
Section 4.08 Payment of Taxes, Insurance and Other Charges; Maintenance of Primary Mortgage Insurance Policies; Collections Thereunder
Section 4.09   Transfer of Accounts
Section 4.10   Maintenance of Hazard Insurance
Section 4.11   Maintenance of Mortgage Impairment Insurance Policy
Section 4.12   Fidelity Bond, Errors and Omissions Insurance
Section 4.13   Title, Management and Disposition of REO  Property
Section 4.14   Notification of Maturity Date


                                    ARTICLE V

Section 5.01   Distributions
Section 5.02   Statements to the Purchaser
Section 5.03   Monthly Advances by the Company
Section 5.04   Liquidation Reports

                                   ARTICLE VI

Section 6.01   Assumption Agreements
Section 6.02   Satisfaction of Mortgages and Release of Mortgage Files
Section 6.03   Servicing Compensation
Section 6.04   Annual Statement as to Compliance
Section 6.05   Annual Independent Certified Public Accountants' Servicing
               Report
Section 6.06   Purchaser's Right to Examine Company Records

                                              ARTICLE VII

Section 7.01   Company Shall Provide Information as Reasonably Required

                                             ARTICLE VIII

Section 8.01   Indemnification; Third Party Claims
Section 8.02   Merger or Consolidation of the Company
Section 8.03   Limitation on Liability of the Company and Others
Section 8.04   Company Not to Assign or Resign
Section 8.05   No Transfer of Servicing

                                              ARTICLE IX

Section 9.01   Events of Default
Section 9.02   Waiver of Defaults

                                               ARTICLE X

Section 10.01  Termination
Section 10.02  Termination without cause

                                              ARTICLE XI

Section 11.01  Successor to the Company
Section 11.02  Amendment
Section 11.03  Recordation of Agreement
Section 11.04  Governing Law
Section 11.05  Notices
Section 11.06  Severability of Provisions
Section 11.07  Exhibits
Section 11.08  General Interpretive Principles
Section 11.09  Reproduction of Documents
Section 11.10  Confidentiality of Information
Section 11.11  Recordation of Assignment of Mortgage
Section 11.12  Assignment by Purchaser
Section 11.13  No Partnership
Section 11.14  Execution: Successors and Assigns
Section 11.15  Entire Agreement
Section 11.16  No Solicitation
Section 11.17  Closing
Section 11.18  Cooperation of Company with Reconstitution

EXHIBITS
A              Contents of Mortgage File
B              Custodial Account Letter Agreement
C              Escrow Account Letter Agreement
D              Form of Assignment, Assumption and Recognition Agreement
E              Form of Trial Balance
F              [reserved]
G              Request for Release of Documents and Receipt
H              Company's Underwriting Guidelines
I              Form of Term Sheet

      This is a Purchase, Warranties and Servicing Agreement, dated as of September 1, 2003 and is executed between EMC MORTGAGE CORPORATION, as Purchaser, with offices located at Mac Arthur Ridge II, 909 Hidden Ridge Drive, Suite 200, Irving, Texas 75038 (the "Purchaser"), and GREENPOINT MORTGAGE FUNDING, INC., with offices located at 100 Wood Hollow Drive, Novato, California 94945 (the "Company").

                            W I T N E S S E T H :
                            - - - - - - - - - -

      WHEREAS, the Purchaser has heretofore agreed to purchase from the Company and the Company has heretofore agreed to sell to the Purchaser, from time to time, certain Mortgage Loans on a servicing retained basis;

      WHEREAS, each of the Mortgage Loans is secured by a mortgage, deed of trust or other security instrument creating a first lien on a residential dwelling located in the jurisdiction indicated on the Mortgage Loan Schedule, which is annexed to the related Term Sheet; and

      WHEREAS, the Purchaser and the Company wish to prescribe the representations and warranties of the Company with respect to itself and the Mortgage Loans and the management, servicing and control of the Mortgage Loans;

      NOW, THEREFORE, in consideration of the mutual agreements hereinafter set forth, and for other good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, the Purchaser and the Company agree as follows:

                                    ARTICLE I

                                   DEFINITIONS

      Section 1.01  DEFINED TERMS.

      Whenever used in this Agreement, the following words and phrases, unless the context otherwise requires, shall have the following meaning specified in this Article:

      ACCEPTED SERVICING PRACTICES: With respect to any Mortgage Loan, those mortgage servicing practices (including collection procedures) of prudent mortgage banking institutions which service mortgage loans of the same type as such Mortgage Loan in the jurisdiction where the related Mortgaged Property is located, and which are in accordance with Fannie Mae servicing practices and procedures, for MBS pool mortgages, as defined in the Fannie Mae Guides including future updates.

      ADJUSTMENT DATE: As to each adjustable rate Mortgage Loan, the date on which the Mortgage Interest Rate is adjusted in accordance with the terms of the related Mortgage Note.

      AGREEMENT: This Purchase, Warranties and Servicing Agreement including all exhibits hereto, amendments hereof and supplements hereto.

      APPRAISED VALUE: With respect to any Mortgaged Property, the value thereof as determined by an appraisal made for the originator of the Mortgage Loan at the time of origination of the Mortgage Loan by an appraiser who met the requirements of the Company and Fannie Mae.

      ASSIGNMENT: An individual assignment of the Mortgage, notice of transfer or equivalent instrument, in recordable form, sufficient under the laws of the jurisdiction wherein the related Mortgaged Property is located to reflect of record the sale or transfer of the Mortgage Loan.

      BIF:  The Bank Insurance Fund, or any successor thereto.

      BUSINESS DAY: Any day other than: (i) a Saturday or Sunday, or (ii) a legal holiday in the State of New York, or (iii) a day on which banks in the State of New York are authorized or obligated by law or executive order to be closed.

      CLOSING DATE: With respect to any Mortgage Loan, the date stated on the related Term Sheet.

      CODE: The Internal Revenue Code of 1986, or any successor statute thereto.

      COMPANY: GreenPoint Mortgage Funding, Inc., its successors in interest and assigns, as permitted by this Agreement.

      COMPANY'S OFFICER'S CERTIFICATE: A certificate signed by the Chairman of the Board, President, any Vice President or Treasurer of Company stating the date by which Company expects to receive any missing documents sent for recording from the applicable recording office.

      CONDEMNATION PROCEEDS: All awards or settlements in respect of a Mortgaged Property, whether permanent or temporary, partial or entire, by exercise of the power of eminent domain or condemnation, to the extent not required to be released to a Mortgagor in accordance with the terms of the related Mortgage Loan Documents.

      CONFIRMATION: The trade confirmation letter between the Purchaser and the Company which relates to the Mortgage Loans.

      CO-OP LEASE: With respect to a Co-op Loan, the lease with respect to a dwelling unit occupied by the Mortgagor and relating to the stock allocated to the related dwelling unit.

      CO-OP LOAN: A Mortgage Loan secured by the pledge of stock allocated to a dwelling unit in a residential cooperative housing corporation and a collateral assignment of the related Co-op Lease.

      CURRENT APPRAISED VALUE: With respect to any Mortgaged Property, the value thereof as determined by an appraisal made for the Company (by an appraiser who met the requirements of the Company and Fannie Mae) at the request of a Mortgagor for the purpose of canceling a Primary Mortgage
Insurance Policy in accordance with federal, state and local laws and regulations or otherwise made at the request of the Company or Mortgagor.

      CURRENT LTV: The ratio of the Stated Principal Balance of a Mortgage Loan to the Current Appraised Value of the Mortgaged Property.

      CUSTODIAL ACCOUNT: Each separate demand account or accounts created and maintained pursuant to Section 4.04 which shall be entitled "GreenPoint Mortgage Funding, Inc., in trust for the [Purchaser], Owner of Adjustable Rate Mortgage Loans" and shall be established in an Eligible Account, in the name of the Person that is the "Purchaser" with respect to the related Mortgage Loans.

      CUSTODIAN: With respect to any Mortgage Loan, the entity stated on the related Term Sheet, and its successors and assigns, as custodian for the Purchaser.

      CUT-OFF DATE: With respect to any Mortgage Loan, the date stated on the related Term Sheet.

      DETERMINATION DATE: The 15th day (or if such 15th day is not a Business Day, the Business Day immediately preceding such 15th day) of the month of the related Remittance Date.

      DUE DATE: The day of the month on which the Monthly Payment is due on a Mortgage Loan, exclusive of any days of grace, which is the first day of the month.

      DUE PERIOD: With respect to any Remittance Date, the period commencing on the second day of the month preceding the month of such Remittance Date and ending on the first day of the month of the Remittance Date.

      ELIGIBLE ACCOUNT: An account established and maintained: (i) within FDIC insured accounts created, maintained and monitored by the Company so that all funds deposited therein are fully insured, or (ii) as a trust account with the corporate trust department of a depository institution or trust company organized under the laws of the United States of America or any one of the states thereof or the District of Columbia which is not affiliated with the Company (or any sub-servicer) or (iii) with an entity which is an institution whose deposits are insured by the FDIC, the unsecured and uncollateralized long-term debt obligations of which shall be rated "A2" or higher by Standard & Poor's and "A" or higher by Fitch, Inc. or one of the two highest short-term ratings by any applicable Rating Agency, and which is either (a) a federal savings association duly organized, validly existing and in good standing under the federal banking laws, (b) an institution duly organized, validly existing and in good standing under the applicable banking laws of any state,
(c) a national banking association under the federal banking laws, or (d) a principal subsidiary of a bank holding company, or (iv) if ownership of the Mortgage Loans is evidenced by mortgaged-backed securities, the equivalent required ratings of each Rating Agency, and held such that the rights of the Purchaser and the owner of the Mortgage Loans shall be fully protected against the claims of any creditors of the Company (or any sub-servicer) and of any creditors or depositors of the institution in which such account is maintained or (v) in a separate non-trust account without FDIC or other insurance in an Eligible Institution. In the event that a Custodial Account is established pursuant to clause (iii), (iv) or (v) of the preceding sentence, the Company shall provide the Purchaser with written notice on the Business Day following the date on which the applicable institution fails to meet the applicable ratings requirements.

      ELIGIBLE INSTITUTION: GreenPoint Mortgage Funding, Inc., or an institution having (i) the highest short-term debt rating, and one of the two highest long-term debt ratings of each Rating Agency; or (ii) with respect to any Custodial Account, an unsecured long-term debt rating of at least one of the two highest unsecured long-term debt ratings of each Rating Agency.

      EQUITY TAKE-OUT REFINANCED MORTGAGE LOAN: A Refinanced Mortgage Loan the proceeds of which were in excess of the outstanding principal balance of the existing mortgage loan as defined in the Fannie Mae Guide(s).

      ESCROW ACCOUNT: Each separate trust account or accounts created and maintained pursuant to Section 4.06 which shall be entitled "GreenPoint Mortgage Funding, Inc., in trust for the [Purchaser], Owner of Adjustable Rate Mortgage Loans, and various Mortgagors" and shall be established in an Eligible Account, in the name of the Person that is the "Purchaser" with respect to the related Mortgage Loans.

      ESCROW PAYMENTS: With respect to any Mortgage Loan, the amounts constituting ground rents, taxes, assessments, water rates, sewer rents, municipal charges, mortgage insurance premiums, fire and hazard insurance premiums, condominium charges, and any other payments required to be escrowed by the Mortgagor with the mortgagee pursuant to the Mortgage or any other document.

      EVENT OF DEFAULT: Any one of the conditions or circumstances enumerated in Section 9.01.

      FANNIE MAE: The Federal National Mortgage Association, or any successor thereto.

      FANNIE MAE GUIDE(S): The Fannie Mae Selling Guide and the Fannie Mae Servicing Guide and all amendments or additions thereto.

      FDIC: The Federal Deposit Insurance Corporation, or any successor thereto.

      FHLMC: The Federal Home Loan Mortgage Corporation, or any successor thereto.

      FHLMC GUIDE: The FHLMC Single Family Seller/Servicer Guide and all amendments or additions thereto.

      FIDELITY BOND: A fidelity bond to be maintained by the Company pursuant to Section 4.12.

      FIRREA: The Financial Institutions Reform, Recovery, and Enforcement Act of 1989.

      FIRST REMITTANCE DATE: With respect to any Mortgage Loan, the Remittance Date occurring in the month following the month in which the related Closing Date occurs.

      GAAP:  Generally accepted accounting principles, consistently applied.


      HUD: The United States Department of Housing and Urban Development or any successor thereto.

      INDEX: With respect to any adjustable rate Mortgage Loan, the index identified on the Mortgage Loan Schedule and set forth in the related Mortgage Note for the purpose of calculating the interest rate thereon.

      INITIAL RATE CAP: As to each adjustable rate Mortgage Loan, where applicable, the maximum increase or decrease in the Mortgage Interest Rate on the first Adjustment Date.

      INSURANCE PROCEEDS: With respect to each Mortgage Loan, proceeds of insurance policies insuring the Mortgage Loan or the related Mortgaged Property.

      LIFETIME RATE CAP: As to each adjustable rate Mortgage Loan, the maximum Mortgage Interest Rate over the term of such Mortgage Loan.

      LIQUIDATION PROCEEDS: Cash received in connection with the liquidation of a defaulted Mortgage Loan, whether through the sale or assignment of such Mortgage Loan, trustee's sale, foreclosure sale or otherwise.

      LOAN  PROGRAM  CODE:   With  respect  to  each  Mortgage  Loan,  a  code
designating   the  loan  program   pursuant  to  which  a  Mortgage  Loan  was
underwritten in accordance with the Company's underwriting guidelines.

      LOAN-TO-VALUE RATIO OR LTV: With respect to any Mortgage Loan, the ratio of the original outstanding principal amount of the Mortgage Loan, to (i) the Appraised Value of the Mortgaged Property as of the Origination Date with respect to a Refinanced Mortgage Loan, and (ii) the lesser of the Appraised Value of the Mortgaged Property as of the Origination Date or the purchase price of the Mortgaged Property with respect to all other Mortgage Loans.

      MARGIN: With respect to each adjustable rate Mortgage Loan, the fixed percentage amount set forth in each related Mortgage Note which is added to the Index in order to determine the related Mortgage Interest Rate, as set forth in the Mortgage Loan Schedule.

      MONTHLY ADVANCE: The aggregate of the advances made by the Company on any Remittance Date pursuant to Section 5.03.

      MONTHLY PAYMENT: The scheduled monthly payment of principal and interest on a Mortgage Loan which is payable by a Mortgagor under the related Mortgage Note.

      MORTGAGE: The mortgage, deed of trust or other instrument securing a Mortgage Note which creates a first lien on an unsubordinated estate in fee simple in real property securing the Mortgage Note.

      MORTGAGE FILE: The mortgage documents pertaining to a particular Mortgage Loan which are specified in Exhibit A hereto and any additional documents required to be added to the Mortgage File pursuant to this Agreement.

      MORTGAGE IMPAIRMENT INSURANCE POLICY: A mortgage impairment or blanket hazard insurance policy as described in Section 4.11.

      MORTGAGE INTEREST RATE: The annual rate at which interest accrues on any Mortgage Loan, which may be adjusted from time to time for an adjustable rate Mortgage Loan, in accordance with the provisions of the related Mortgage Note.

      MORTGAGE LOAN: An individual mortgage loan which is the subject of this Agreement, each Mortgage Loan originally sold and subject to this Agreement being identified on the Mortgage Loan Schedule attached to the related Term Sheet, which Mortgage Loan includes without limitation the Mortgage File, the Monthly Payments, Principal Prepayments, Liquidation Proceeds, Condemnation Proceeds, Insurance Proceeds, REO Disposition Proceeds, and all other rights, benefits, proceeds and obligations arising from or in connection with such Mortgage Loan, excluding replaced or repurchased mortgage loans.

      MORTGAGE LOAN DOCUMENTS:  The documents listed in EXHIBIT A.

      MORTGAGE LOAN REMITTANCE RATE: With respect to each Mortgage Loan, the annual rate of interest remitted to the Purchaser, which shall be equal to the Mortgage Interest Rate minus the Servicing Fee Rate.

      MORTGAGE LOAN SCHEDULE: The schedule of Mortgage Loans annexed to the related Term Sheet, such schedule setting forth the following information with respect to each Mortgage Loan in the related Mortgage Loan Package:

      (1) the Company's Mortgage Loan identifying number;

      (2) the Mortgagor's first and last name;

      (3) the street address of the Mortgaged Property including the city, state and zip code;

      (4) a code indicating whether the Mortgaged Property is owner-occupied, a second home or an investor property;

      (5)  the  type  of  residential  property   constituting  the  Mortgaged
Property;

      (6) the original months to maturity of the Mortgage Loan;

      (7) the remaining months to maturity from the related Cut-off Date, based on the original amortization schedule and, if different, the maturity expressed in the same manner but based on the actual amortization schedule;

      (8) the Sales Price, if applicable, Appraised Value and Loan-to-Value Ratio, at origination;

      (9) the Mortgage Interest Rate as of origination and as of the related Cut-off Date; with respect to each adjustable rate Mortgage Loan, the initial Adjustment Date, the next Adjustment Date immediately following the related Cut-off Date, the Index, the Margin, the Initial Rate Cap, if any, Periodic Rate Cap, if any, minimum Mortgage Interest Rate under the terms of the Mortgage Note and the Lifetime Rate Cap;

      (10) the Origination Date of the Mortgage Loan;

      (11) the stated maturity date;

      (12) the amount of the Monthly Payment at origination;

      (13) the amount of the Monthly Payment as of the related Cut-off Date;

      (14) the original principal amount of the Mortgage Loan;

      (15) the scheduled Stated Principal Balance of the Mortgage Loan as of the close of business on the related Cut-off Date, after deduction of payments of principal due on or before the related Cut-off Date whether or not collected;

      (16) a code indicating the purpose of the Mortgage Loan (i.e., purchase, rate and term refinance, equity take-out refinance);

      (17) a code indicating the documentation style (i.e. full, alternative, etc.);

      (18) the number of times during the twelve (12) month period preceding the related Closing Date that any Monthly Payment has been received after the month of its scheduled due date (if requested in writing by the Purchaser);

      (19) the date on which the first payment is or was due;

      (20) a code indicating whether or not the Mortgage Loan is the subject of a Primary Mortgage Insurance Policy and the name of the related insurance carrier;

      (21) a code indicating whether or not the Mortgage Loan is currently convertible and the conversion spread;

      (22) the last Due Date on which a Monthly Payment was actually applied to the unpaid principal balance of the Mortgage Loan.

      (23) product type (i.e. fixed, adjustable, 3/1, 5/1, etc.);

      (24) credit score and/or mortgage score, if applicable;

      (25) a code indicating whether or not the Mortgage Loan is the subject of a Lender Primary Mortgage Insurance Policy and the name of the related insurance carrier and the Lender Paid Mortgage Insurance Rate;

      (26) a code indicating whether or not the Mortgage Loan has a prepayment penalty and if so, the amount and term thereof;

      (27) the Loan Program Code; and

      (28) the Current Appraised Value of the Mortgage Loan and Current LTV, if applicable.

      With respect to the Mortgage Loans in the aggregate, the Mortgage Loan Schedule attached to the related Term Sheet shall set forth the following information, as of the related Cut-off Date:

      (1) the number of Mortgage Loans;

      (2) the current aggregate outstanding principal balance of the Mortgage Loans;

      (3) the weighted average Mortgage Interest Rate of the Mortgage Loans;

      (4) the weighted average maturity of the Mortgage Loans; and

      (5) the weighted average months to next Adjustment Date;

      MORTGAGE NOTE: The note or other evidence of the indebtedness of a Mortgagor secured by a Mortgage.

      MORTGAGED PROPERTY: The underlying real property securing repayment of a Mortgage Note, consisting of a single parcel of real estate considered to be real estate under the laws of the state in which such real property is located which may include condominium units and planned unit developments, improved by a residential dwelling; except that with respect to real property located in jurisdictions in which the use of leasehold estates for residential properties is a widely-accepted practice, a leasehold estate of the Mortgage, the term of which is equal to or longer than the term of the Mortgage.

      MORTGAGOR:  The obligor on a Mortgage Note.

      NONRECOVERABLE ADVANCE: Any portion of a Monthly Advance or Servicing Advance previously made or proposed to be made by the Company pursuant to this Agreement, that, in the good faith judgment of the Company, will not or, in the case of a proposed advance, would not, be ultimately recoverable by it from the related Mortgagor or the related Liquidation Proceeds, Insurance Proceeds, Condemnation Proceeds or otherwise with respect to the related Mortgage Loan.

      OCC: Office of the Comptroller of the Currency, or any successor thereto.

      OFFICERS' CERTIFICATE: A certificate signed by the Chairman of the Board, the Vice Chairman of the Board, the President, a Senior Vice President or a Vice President or by the Treasurer or the Secretary or one of the Assistant Treasurers or Assistant Secretaries of the Company, and delivered to the Purchaser as required by this Agreement.

      OPINION OF COUNSEL: A written opinion of counsel, who may be an employee of the party on behalf of whom the opinion is being given, reasonably acceptable to the Purchaser.

      ORIGINATION DATE: The date on which a Mortgage Loan funded, which date shall not, in connection with a Refinanced Mortgage Loan, be the date of the funding of the debt being refinanced, but rather the closing of the debt currently outstanding under the terms of the Mortgage Loan Documents.

      OTS:  Office of Thrift Supervision, or any successor thereto.

      PERIODIC RATE CAP: As to each adjustable rate Mortgage Loan, the maximum increase or decrease in the Mortgage Interest Rate on any Adjustment Date, as set forth in the related Mortgage Note and the related Mortgage Loan Schedule.

      PERMITTED INVESTMENTS: Any one or more of the following obligations or securities:

            (i) direct obligations of, and obligations fully guaranteed by the United States of America or any agency or instrumentality of the United States of America the obligations of which are backed by the full faith and credit of the United States of America;

            (ii) (a) demand or time deposits, federal funds or bankers' acceptances issued by any depository institution or trust company incorporated under the laws of the United States of America or any state thereof and subject to supervision and examination by federal and/or state banking authorities, provided that the commercial paper and/or the short-term deposit rating and/or the long-term unsecured debt obligations or deposits of such depository institution or trust company at the time of such investment or contractual commitment providing for such investment are rated in one of the two highest rating categories by each Rating Agency and (b) any other demand or time deposit or certificate of deposit that is fully insured by the FDIC;

            (iii) repurchase obligations with a term not to exceed thirty (30) days and with respect to (a) any security described in clause (i) above and entered into with a depository institution or trust company (acting as principal) described in clause (ii)(a) above;

            (iv) securities bearing interest or sold at a discount issued by any corporation incorporated under the laws of the United States of America or any state thereof that are rated in one of the two highest rating categories by each Rating Agency at the time of such investment or contractual commitment providing for such investment; PROVIDED, HOWEVER, that securities issued by any particular corporation will not be Permitted Investments to the extent that investments therein will cause the then outstanding principal amount of securities issued by such corporation and held as Permitted Investments to exceed 10% of the aggregate outstanding principal balances of all of the Mortgage Loans and Permitted Investments;

            (v) commercial paper (including both non-interest-bearing discount obligations and interest-bearing obligations payable on demand or on a specified date not more than one year after the date of issuance thereof) which are rated in one of the two highest rating categories by each Rating Agency at the time of such investment;

            (vi) any other demand, money market or time deposit, obligation, security or investment as may be acceptable to each Rating Agency as evidenced in writing by each Rating Agency; and

            (vii) any money market funds the collateral of which consists of obligations fully guaranteed by the United States of America or any agency or instrumentality of the United States of America the obligations of which are backed by the full faith and credit of the United States of America (which may include repurchase obligations secured by collateral described in clause (i)) and other securities and which money market funds are rated in one of the two highest rating categories by each Rating Agency.

PROVIDED, HOWEVER, that no instrument or security shall be a Permitted Investment if such instrument or security evidences a right to receive only interest payments with respect to the obligations underlying such instrument or if such security provides for payment of both principal and interest with a yield to maturity in excess of 120% of the yield to maturity at par or if such investment or security is purchased at a price greater than par.

      PERSON:  Any  individual,   corporation,   partnership,  joint  venture,
association, joint-stock company, limited liability company, trust, unincorporated organization or government or any agency or political subdivision thereof.

      PREPAYMENT INTEREST SHORTFALL: With respect to any Remittance Date, for each Mortgage Loan that was the subject of a Principal Prepayment during the related Prepayment Period, an amount equal to the excess of one month's interest at the applicable Mortgage Loan Remittance Rate on the amount of such Principal Prepayment over the amount of interest (adjusted to the Mortgage Loan Remittance Rate) actually paid by the related Mortgagor with respect to such Prepayment Period.

      PREPAYMENT PERIOD: With respect to any Remittance Date, the calendar month preceding the month in which such Remittance Date occurs.

      PRIMARY MORTGAGE INSURANCE POLICY: Each primary policy of mortgage insurance represented to be in effect pursuant to Section 3.02(hh), or any replacement policy therefor obtained by the Company pursuant to Section 4.08.

      PRIME RATE: The prime rate announced to be in effect from time to time as published as the average rate in the Wall Street Journal (Northeast Edition).

      PRINCIPAL PREPAYMENT: Any payment or other recovery of principal on a Mortgage Loan full or partial which is received in advance of its scheduled Due Date, including any prepayment penalty or premium thereon and which is not accompanied by an amount of interest representing scheduled interest due on any date or dates in any month or months subsequent to the month of prepayment.

      PURCHASE PRICE:  As defined in Section 2.02.

      PURCHASER: EMC Mortgage Corporation, its successors in interest and assigns.

      QUALIFIED APPRAISER: An appraiser, duly appointed by the Company, who had no interest, direct or indirect in the related Mortgaged Property or in any loan made on the security thereof, and whose compensation is not affected by the approval or disapproval of the Mortgage Loan, and such appraiser and the appraisal made by such appraiser both satisfy the requirements of Title XI of FIRREA and the regulations promulgated thereunder and the requirements of Fannie Mae, all as in effect on the date the Mortgage Loan was originated.

      QUALIFIED INSURER: An insurance company duly qualified as such under the laws of the states in which the related Mortgaged Property is located, duly authorized and licensed in such states to transact the applicable insurance business and to write the insurance provided, approved as an insurer by Fannie Mae or FHLMC.

      RATING AGENCY: Standard & Poor's, Fitch, Inc. or, in the event that some or all of the ownership of the Mortgage Loans is evidenced by mortgage-backed securities, the nationally recognized rating agencies issuing ratings with respect to such securities, if any.

      REFINANCED MORTGAGE LOAN: A Mortgage Loan which was made to a Mortgagor who owned the Mortgaged Property prior to the origination of such Mortgage Loan and the proceeds of which were used in whole or part to satisfy an existing mortgage.

      REMIC: A "real estate mortgage investment conduit," as such term is defined in Section 860D of the Code.

      REMIC PROVISIONS: The provisions of the federal income tax law relating to REMICs, which appear at Sections 860A through 860G of the Code, and the related provisions and regulations promulgated thereunder, as the foregoing may be in effect from time to time.

      REMITTANCE DATE: The 18th day of any month, beginning with the First Remittance Date, or if such 18th day is not a Business Day, the first Business Day immediately preceding such 18th day.

      REO DISPOSITION: The final sale by the Company of any REO Property.

      REO DISPOSITION PROCEEDS: Amounts received by the Company in connection with a related REO Disposition.

      REO PROPERTY: A Mortgaged Property acquired by the Company on behalf of the Purchaser as described in Section 4.13.

      REPURCHASE  PRICE:  With respect to any Mortgage  Loan, a price equal to
(i) the product of the greater of 100% or the percentage of par as stated in the Confirmation multiplied by the Stated Principal Balance of such Mortgage Loan on the repurchase date, plus (ii) interest on such outstanding principal balance at the Mortgage Loan Remittance Rate from the last date through which interest has been paid and distributed to the Purchaser to the end of the month of repurchase, plus, (iii) third party expenses incurred in connection with the transfer of the Mortgage Loan being repurchased; less amounts received or advanced in respect of such repurchased Mortgage Loan which are being held in the Custodial Account for distribution in the month of repurchase.

      SAIF:  The Savings Association Insurance Fund, or any successor thereto.

      SALES PRICE: With respect to any Mortgage Loan the proceeds of which were used by the Mortgagor to acquire the related Mortgaged Property, the amount paid by the related Mortgagor for such Mortgaged Property.

      SERVICING ADVANCES: All customary, reasonable and necessary "out of pocket" costs and expenses (including reasonable attorneys' fees and disbursements) incurred in the performance by the Company of its servicing obligations, including, but not limited to, the cost of (a) the preservation, restoration and protection of the Mortgaged Property, (b) any enforcement, administrative or judicial proceedings, or any legal work or advice specifically related to servicing the Mortgage Loans, including but not limited to, foreclosures, bankruptcies, condemnations, drug seizures, elections, foreclosures by subordinate or superior lienholders, and other legal actions incidental to the servicing of the Mortgage Loans (provided that such expenses are reasonable and that the Company specifies the Mortgage Loan(s) to which such expenses relate and, upon Purchaser's request, provides documentation supporting such expense (which documentation would be acceptable to Fannie Mae), and provided further that any such enforcement, administrative or judicial proceeding does not arise out of a breach of any representation, warranty or covenant of the Company hereunder), (c) the management and liquidation of the Mortgaged Property if the Mortgaged Property is acquired in full or partial satisfaction of the Mortgage, (d) taxes, assessments, water rates, sewer rates and other charges which are or may become a lien upon the Mortgaged Property, and Primary Mortgage Insurance Policy premiums and fire and hazard insurance coverage, (e) any expenses reasonably sustained by the Company with respect to the liquidation of the Mortgaged Property in accordance with the terms of this Agreement and (f) compliance with the obligations under Section 4.08.

      SERVICING FEE: With respect to each Mortgage Loan, the amount of the annual fee the Purchaser shall pay to the Company, which shall, for a period of one full month, be equal to one-twelfth of the product of (a) the Servicing Fee Rate and (b) the outstanding principal balance of such Mortgage Loan. Such fee shall be payable monthly, computed on the basis of the same principal amount and period respecting which any related interest payment on a Mortgage Loan is computed. The obligation of the Purchaser to pay the Servicing Fee is limited to, and the Servicing Fee is payable solely from, the interest portion of such Monthly Payment collected by the Company, or as otherwise provided under Section 4.05 and in accordance with the Fannie Mae Guide(s). Any fee payable to the Company for administrative services related to any REO Property as described in Section 4.13 shall be payable from Liquidation Proceeds of the related REO Property.

      SERVICING FEE RATE:  As set forth in the Term Sheet.

      SERVICING FILE: With respect to each Mortgage Loan, the file retained by the Company consisting of originals of all documents in the Mortgage File which are not delivered to the Purchaser and copies of the Mortgage Loan Documents listed in Exhibit A, the originals of which are delivered to the Purchaser or its designee pursuant to Section 2.04.

      SERVICING OFFICER: Any officer of the Company involved in, or responsible for, the administration and servicing of the Mortgage Loans whose name appears on a list of servicing officers furnished by the Company to the Purchaser upon request, as such list may from time to time be amended.

      STATED PRINCIPAL BALANCE: As to each Mortgage Loan as of any date of determination, (i) the principal balance of such Mortgage Loan at the Cut-off Date after giving effect to payments of principal due on or before such date, whether or not received, minus (ii) all amounts previously distributed to the Purchaser with respect to the Mortgage Loan representing payments or recoveries of principal or advances in lieu thereof.

      SUBSERVICER:  Any subservicer  which is subservicing  the Mortgage Loans
pursuant  to  a  Subservicing  Agreement.   Any  subservicer  shall  meet  the
qualifications set forth in Section 4.01.

      SUBSERVICING   AGREEMENT:   An  agreement  between  the  Company  and  a
Subservicer, if any, for the servicing of the Mortgage Loans.

      TERM SHEET:  A  supplemental  agreement in the form  attached  hereto as
Exhibit I which shall be executed and delivered by the Company and the Purchaser to provide for the sale and servicing pursuant to the terms of this Agreement of the Mortgage Loans listed on Schedule I attached thereto, which supplemental agreement shall contain certain specific information relating to such sale of such Mortgage Loans and may contain additional covenants relating to such sale of such Mortgage Loans.


                                   ARTICLE II

           PURCHASE OF MORTGAGE LOANS; SERVICING OF MORTGAGE LOANS;
                RECORD TITLE AND POSSESSION OF MORTGAGE FILES;
                   BOOKS AND RECORDS; CUSTODIAL AGREEMENT;
                       DELIVERY OF MORTGAGE LOAN DOCUMENTS

      Section 2.01      AGREEMENT TO PURCHASE.

      The Company agrees to sell and the Purchaser agrees to purchase the Mortgage Loans having an aggregate Stated Principal Balance on the related Cut-off Date set forth in the related Term Sheet in an amount as set forth in the Confirmation, or in such other amount as agreed by the Purchaser and the Company as evidenced by the actual aggregate Stated Principal Balance of the Mortgage Loans accepted by the Purchaser on the related Closing Date, with servicing retained by the Company. The Company shall deliver the related Mortgage Loan Schedule attached to the related Term Sheet for the Mortgage Loans to be purchased on the related Closing Date to the Purchaser at least two (2) Business Days prior to the related Closing Date. The Mortgage Loans shall be sold pursuant to this Agreement, and the related Term Sheet shall be executed and delivered on the related Closing Date.

      Section 2.02      PURCHASE PRICE.

      The Purchase Price for each Mortgage Loan shall be the percentage of par as stated in the Confirmation (subject to adjustment as provided therein), multiplied by the Stated Principal Balance, as of the related Cut-off Date, of the Mortgage Loan listed on the related Mortgage Loan Schedule attached to the related Term Sheet, after application of scheduled payments of principal due on or before the related Cut-off Date whether or not collected.

      In addition to the Purchase Price as described above, the Purchaser shall pay to the Company, at closing, accrued interest on the Stated Principal Balance of each Mortgage Loan as of the related Cut-off Date at the Mortgage Loan Remittance Rate of each Mortgage Loan from the related Cut-off Date through the day prior to the related Closing Date, inclusive.

      The Purchase Price plus accrued interest as set forth in the preceding paragraph shall be paid on the related Closing Date by wire transfer of immediately available funds.

      Purchaser shall be entitled to (1) all scheduled principal due after the related Cut-off Date, (2) all other recoveries of principal collected on or after the related Cut-off Date (provided, however, that all scheduled payments of principal due on or before the related Cut-off Date and collected by the Company or any successor servicer after the related Cut-off Date shall belong to the Company), and (3) all payments of interest on the Mortgage Loans net of applicable Servicing Fees (minus that portion of any such payment which is allocable to the period prior to the related Cut-off Date). The outstanding principal balance of each Mortgage Loan as of the related Cut-off Date is determined after application of payments of principal due on or before the related Cut-off Date whether or not collected, together with any unscheduled principal prepayments collected prior to the related Cut-off Date; provided, however, that payments of scheduled principal and interest prepaid for a Due Date beyond the related Cut-off Date shall not be applied to the principal balance as of the related Cut-off Date. Such prepaid amounts shall be the property of the Purchaser. The Company shall deposit any such prepaid amounts into the Custodial Account, which account is established for the benefit of the Purchaser for subsequent remittance by the Company to the Purchaser.

      Section 2.03      SERVICING OF MORTGAGE LOANS.

      Simultaneously with the execution and delivery of each Term Sheet, the Company does hereby agree to directly service the Mortgage Loans listed on the related Mortgage Loan Schedule attached to the related Term Sheet subject to the terms of this Agreement and the related Term Sheet. The rights of the Purchaser to receive payments with respect to the related Mortgage Loans shall be as set forth in this Agreement.

      Section 2.04 RECORD TITLE AND POSSESSION OF MORTGAGE FILES; MAINTENANCE OF SERVICING FILES.

      As of the related Closing Date, the Company sold, transferred, assigned, set over and conveyed to the Purchaser, without recourse, on a servicing retained basis, and the Company hereby acknowledges that the Purchaser has, but subject to the terms of this Agreement and the related Term Sheet, all the right, title and interest of the Company in and to the Mortgage Loans. Company will deliver the Mortgage Files to the Custodian designated by Purchaser, on or before the related Closing Date, at the expense of the Company. The Company shall maintain a Servicing File consisting of a copy of the contents of each Mortgage File and the originals of the documents in each Mortgage File not delivered to the Purchaser. The Servicing File shall contain all documents necessary to service the Mortgage Loans. The possession of each Servicing File by the Company is at the will of the Purchaser, for the sole purpose of servicing the related Mortgage Loan, and such retention and possession by the Company is in a custodial capacity only. From the related Closing Date, the ownership of each Mortgage Loan, including the Mortgage Note, the Mortgage, the contents of the related Mortgage File and all rights, benefits, proceeds and obligations arising therefrom or in connection therewith, has been vested in the Purchaser. All rights arising out of the Mortgage Loans including, but not limited to, all funds received on or in connection with the Mortgage Loans and all records or documents with respect to the Mortgage Loans prepared by or which come into the possession of the Company shall be received and held by the Company in trust for the benefit of the Purchaser as the owner of the Mortgage Loans. Any portion of the Mortgage Files retained by the Company shall be appropriately identified in the Company's computer system to clearly reflect the ownership of the Mortgage Loans by the Purchaser. The Company shall release its custody of the contents of the Mortgage Files only in accordance with written instructions of the Purchaser, except when such release is required as incidental to the Company's servicing of the Mortgage Loans or is in connection with a repurchase of any Mortgage Loan or Loans with respect thereto pursuant to this Agreement and the related Term Sheet, such written instructions shall not be required.

      Section 2.05       BOOKS AND RECORDS.

      The sale of each Mortgage Loan shall be reflected on the Company's balance sheet and other financial statements as a sale of assets by the Company. The Company shall be responsible for maintaining, and shall maintain, a complete set of books and records for the Mortgage Loans that shall be appropriately identified in the Company's computer system to clearly reflect the ownership of the Mortgage Loan by the Purchaser. In particular, the Company shall maintain in its possession, available for inspection by the Purchaser, or its designee and shall deliver to the Purchaser upon demand, evidence of compliance with all federal, state and local laws, rules and regulations, and requirements of Fannie Mae or FHLMC, as applicable, including but not limited to documentation as to the method used in determining the applicability of the provisions of the Flood Disaster Protection Act of 1973, as amended, to the Mortgaged Property, documentation evidencing insurance coverage of any condominium project as required by Fannie Mae or FHLMC, and periodic inspection reports as required by Section 4.13. To the extent that original documents are not required for purposes of realization of Liquidation Proceeds or Insurance Proceeds, documents maintained by the Company may be in the form of microfilm or microfiche.

      The Company shall maintain with respect to each Mortgage Loan and shall make available for inspection by any Purchaser or its designee the related Servicing File during the time the Purchaser retains ownership of a Mortgage Loan and thereafter in accordance with applicable laws and regulations.

      In addition to the foregoing, Company shall provide to any supervisory agents or examiners that regulate Purchaser, including but not limited to, the OTS, the FDIC and other similar entities, access, during normal business hours, upon reasonable advance notice to Company and without cost to Company or such supervisory agents or examiners, to any documentation regarding the Mortgage Loans that may be required by any applicable regulator.

      Section 2.06.     TRANSFER OF MORTGAGE LOANS.

      The Company shall keep at its servicing office books and records in which, subject to such reasonable regulations as it may prescribe, the Company shall note transfers of Mortgage Loans. No transfer of a Mortgage Loan may be made unless such transfer is in compliance with the terms hereof. For the purposes of this Agreement, the Company shall be under no obligation to deal with any person with respect to this Agreement or any Mortgage Loan unless a notice of the transfer of such Mortgage Loan has been delivered to the Company in accordance with this Section 2.06 and the books and records of the Company show such person as the owner of the Mortgage Loan. The Purchaser may, subject to the terms of this Agreement, sell and transfer one or more of the Mortgage Loans, provided, however, that the transferee will not be deemed to be a Purchaser hereunder binding upon the Company unless such transferee shall agree in writing to be bound by the terms of this Agreement and an original counterpart of the instrument of transfer in an Assignment and Assumption of this Agreement substantially in the form of Exhibit D hereto executed by the transferee shall have been delivered to the Company. The Purchaser also shall advise the Company of the transfer. Upon receipt of notice of the transfer, the Company shall mark its books and records to reflect the ownership of the Mortgage Loans of such assignee, and the previous Purchaser shall be released from its obligations hereunder with respect to the Mortgage Loans sold or transferred.

      Section 2.07      DELIVERY OF MORTGAGE LOAN DOCUMENTS.

      The Company shall deliver and release to the Purchaser or its designee the Mortgage Loan Documents in accordance with the terms of this Agreement and the related Term Sheet. The documents enumerated as items (1), (2), (3), (4),
(5), (6), (7), (8), (9) and (16) in Exhibit A hereto shall be delivered by the Company to the Purchaser or its designee no later than three (3) Business Days prior to the related Closing Date pursuant to a bailee letter agreement. All other documents in Exhibit A hereto, together with all other documents executed in connection with the Mortgage Loan that Company may have in its possession, shall be retained by the Company in trust for the Purchaser. If the Company cannot deliver the original recorded Mortgage Loan Documents or the original policy of title insurance, including riders and endorsements thereto, on the related Closing Date, the Company shall, promptly upon receipt thereof and in any case not later than 120 days from the related Closing Date, deliver such original documents, including original recorded documents, to the Purchaser or its designee (unless the Company is delayed in making such delivery by reason of the fact that such documents shall not have been returned by the appropriate recording office). If delivery is not completed within 120 days solely due to delays in making such delivery by reason of the fact that such documents shall not have been returned by the appropriate recording office, Company shall deliver such document to Purchaser, or its designee, within such time period as specified in a Company's Officer's Certificate. In the event that documents have not been received by the date specified in the Company's Officer's Certificate, a subsequent Company's Officer's Certificate shall be delivered by such date specified in the prior Company's Officer's Certificate, stating a revised date for receipt of documentation. The procedure shall be repeated until the documents have been received and delivered. If delivery is not completed within 180 days solely due to delays in making such delivery by reason of the fact that such documents shall not have been returned by the appropriate recording office, the Company shall continue to use its best efforts to effect delivery as soon as possible thereafter, provided that if such documents are not delivered by the 270th day from the date of the related Closing Date, the Company shall repurchase the related Mortgage Loans at the Repurchase Price in accordance with Section 3.03 hereof.

      The Company shall pay all initial recording fees, if any, for the assignments of mortgage and any other fees in connection with the transfer of all original documents to the Purchaser or its designee. Company shall prepare, in recordable form, all assignments of mortgage necessary to assign the Mortgage Loans to Purchaser, or its designee. Company shall be responsible for recording the assignments of mortgage.

      Company shall provide an original or duplicate original of the title insurance policy to Purchaser or its designee within ninety (90) days of the receipt of the recorded documents (required for issuance of such policy) from the applicable recording office.

      Any review by the Purchaser, or its designee, of the Mortgage Files shall in no way alter or reduce the Company's obligations hereunder.

      If the Purchaser or its designee discovers any defect with respect to a Mortgage File, the Purchaser shall, or shall cause its designee to, give written specification of such defect to the Company which may be given in the exception report or the certification delivered pursuant to this Section 2.07, or otherwise in writing and the Company shall cure or repurchase such Mortgage Loan in accordance with Section 3.03.

      The Company shall forward to the Purchaser, or its designee, original documents evidencing an assumption, modification, consolidation or extension of any Mortgage Loan entered into in accordance with Section 4.01 or 6.01 within one week of their execution; provided, however, that the Company shall provide the Purchaser, or its designee, with a certified true copy of any such document submitted for recordation within one week of its execution, and shall provide the original of any document submitted for recordation or a copy of such document certified by the appropriate public recording office to be a true and complete copy of the original within sixty (60) days of its submission for recordation.

      From time to time the Company may have a need for Mortgage Loan Documents to be released from Purchaser, or its designee. Purchaser shall, or shall cause its designee, upon the written request of the Company, within ten
(10) Business Days, deliver to the Company, any requested documentation previously delivered to Purchaser as part of the Mortgage File, provided that such documentation is promptly returned to Purchaser, or its designee, when the Company no longer requires possession of the document, and provided that during the time that any such documentation is held by the Company, such possession is in trust for the benefit of Purchaser. Company shall indemnify Purchaser, and its designee, from and against any and all losses, claims, damages, penalties, fines, forfeitures, costs and expenses (including court costs and reasonable attorney's fees) resulting from or related to the loss, damage, or misplacement of any documentation delivered to Company pursuant to this paragraph.

      Section 2.08      QUALITY CONTROL PROCEDURES.

      The Company must have an internal quality control program that verifies, on a regular basis, the existence and accuracy of the legal documents, credit documents, property appraisals, and underwriting decisions. The program must be capable of evaluating and monitoring the overall quality of its loan production and servicing activities. The program is to ensure that the Mortgage Loans are originated and serviced in accordance with prudent mortgage banking practices and accounting principles; guard against dishonest, fraudulent, or negligent acts; and guard against errors and omissions by officers, employees, or other authorized persons.

      Section 2.09      NEAR-TERM PRINCIPAL PREPAYMENTS; NEAR TERM PAYMENT
                        DEFAULTS

      In the event any Principal Prepayment is made by a Mortgagor on or prior to three months after the related Closing Date], the Company shall remit to the Purchaser an amount equal to the excess, if any, of the Purchase Price Percentage over par multiplied by the amount of such Principal Prepayment. Such remittance shall be made by the Company to Purchaser no later than the third Business Day following receipt of such Principal Prepayment by the Company.

      In the event either of the first three (3) scheduled Monthly Payments which are due under any Mortgage Loan after the related Cut-off Date are not made during the month in which such Monthly Payments are due, then not later than five (5) Business Days after notice to the Company by Purchaser (and at Purchaser's sole option), the Company, shall repurchase such Mortgage Loan from the Purchaser pursuant to the repurchase provisions contained in this Subsection 3.03.


      Section 2.10      MODIFICATION OF OBLIGATIONS.

      Purchaser may, without any notice to Company, extend, compromise, renew, release, change, modify, adjust or alter, by operation of law or otherwise, any of the obligations of the Mortgagors or other persons obligated under a Mortgage Loan without releasing or otherwise affecting the obligations of Company under this Agreement, or with respect to such Mortgage Loan, except to the extent Purchaser's extension, compromise, release, change, modification, adjustment, or alteration affects Company's ability to collect the Mortgage Loan or realize on the security of the Mortgage, but then only to the extent such action has such effect.

                                 ARTICLE III

                        REPRESENTATIONS AND WARRANTIES OF
              THE COMPANY; REPURCHASE; REVIEW OF MORTGAGE LOANS

      Section 3.01      REPRESENTATIONS AND WARRANTIES OF THE COMPANY.

      The Company represents, warrants and covenants to the Purchaser that, as of the related Closing Date or as of such date specifically provided herein:

      (a) The Company is a corporation, duly organized, validly existing and in good standing under the laws of the State of New York and has all licenses necessary to carry out its business as now being conducted, and is licensed and qualified to transact business in and is in good standing under the laws of each state in which any Mortgaged Property is located or is otherwise exempt under applicable law from such licensing or qualification or is otherwise not required under applicable law to effect such licensing or qualification and no demand for such licensing or qualification has been made upon such Company by any such state, and in any event such Company is in compliance with the laws of any such state to the extent necessary to ensure the enforceability of each Mortgage Loan and the servicing of the Mortgage Loans in accordance with the terms of this Agreement;

      (b) The Company has the full power and authority and legal right to hold, transfer and convey each Mortgage Loan, to sell each Mortgage Loan and to execute, deliver and perform, and to enter into and consummate all transactions contemplated by this Agreement and the related Term Sheet and to conduct its business as presently conducted, has duly authorized the execution, delivery and performance of this Agreement and the related Term Sheet and any agreements contemplated hereby, has duly executed and delivered this Agreement and the related Term Sheet, and any agreements contemplated hereby, and this Agreement and the related Term Sheet and each Assignment to the Purchaser and any agreements contemplated hereby, constitutes a legal, valid and binding obligation of the Company, enforceable against it in accordance with its terms, and all requisite corporate action has been taken by the Company to make this Agreement and the related Term Sheet and all agreements contemplated hereby valid and binding upon the Company in accordance with their terms;

      (c) Neither the execution and delivery of this Agreement and the related Term Sheet, nor the origination or purchase of the Mortgage Loans by the Company, the sale of the Mortgage Loans to the Purchaser, the consummation of the transactions contemplated hereby, or the fulfillment of or compliance with the terms and conditions of this Agreement and the related Term Sheet will conflict with any of the terms, conditions or provisions of the Company's charter or by-laws or materially conflict with or result in a material breach of any of the terms, conditions or provisions of any legal restriction or any agreement or instrument to which the Company is now a party or by which it is bound, or constitute a default or result in an acceleration under any of the foregoing, or result in the material violation of any law, rule, regulation, order, judgment or decree to which the Company or its properties are subject, or impair the ability of the Purchaser to realize on the Mortgage Loans.

      (d) There is no litigation, suit, proceeding or investigation pending or, to the best of Company's knowledge, threatened, or any order or decree outstanding, with respect to the Company which, either in any one instance or in the aggregate, is reasonably likely to have a material adverse effect on the sale of the Mortgage Loans, the execution, delivery, performance or enforceability of this Agreement and the related Term Sheet, or which is reasonably likely to have a material adverse effect on the financial condition of the Company.

      (e) No consent, approval, authorization or order of any court or governmental agency or body is required for the execution, delivery and performance by the Company of or compliance by the Company with this Agreement or the related Term Sheet, or the sale of the Mortgage Loans and delivery of the Mortgage Files to the Purchaser or the consummation of the transactions contemplated by this Agreement or the related Term Sheet, except for consents, approvals, authorizations and orders which have been obtained;

      (f) The consummation of the transactions contemplated by this Agreement or the related Term Sheet is in the ordinary course of business of the Company and Company, and the transfer, assignment and conveyance of the Mortgage Notes and the Mortgages by the Company pursuant to this Agreement or the related Term Sheet are not subject to bulk transfer or any similar statutory provisions in effect in any applicable jurisdiction;

      (g) The origination and servicing practices used by the Company and any prior originator or servicer with respect to each Mortgage Note and Mortgage have been legal and in accordance with applicable laws and regulations and the Mortgage Loan Documents, and in all material respects proper and prudent in the mortgage origination and servicing business. Each Mortgage Loan has been serviced in all material respects with Accepted Servicing Practices. With respect to escrow deposits and payments that the Company, on behalf of an investor, is entitled to collect, all such payments are in the possession of, or under the control of, the Company, and there exist no deficiencies in connection therewith for which customary arrangements for repayment thereof have not been made. All escrow payments have been collected in full compliance with state and federal law and the provisions of the related Mortgage Note and Mortgage. As to any Mortgage Loan that is the subject of an escrow, escrow of funds is not prohibited by applicable law and has been established in an amount sufficient to pay for every escrowed item that remains unpaid and has been assessed but is not yet due and payable. No escrow deposits or other charges or payments due under the Mortgage Note have been capitalized under any Mortgage or the related Mortgage Note;

      (h) The Company used no selection procedures that identified the Mortgage Loans as being less desirable or valuable than other comparable mortgage loans in the Company's portfolio at the related Cut-off Date;

      (i) The Company will treat the sale of the Mortgage Loans to the Purchaser as a sale for reporting and accounting purposes and, to the extent appropriate, for federal income tax purposes;

      (j) Company is an approved seller/servicer of residential mortgage loans for Fannie Mae, FHLMC and HUD, with such facilities, procedures and personnel necessary for the sound servicing of such mortgage loans. The Company is duly qualified, licensed, registered and otherwise authorized under all applicable federal, state and local laws, and regulations, if applicable, meets the minimum capital requirements set forth by the OCC, and is in good standing to sell mortgage loans to and service mortgage loans for Fannie Mae and FHLMC and no event has occurred which would make Company unable to comply with eligibility requirements or which would require notification to either Fannie Mae or FHLMC;

      (k) The Company does not believe, nor does it have any cause or reason to believe, that it cannot perform each and every covenant contained in this Agreement or the related Term Sheet. The Company is solvent and the sale of the Mortgage Loans will not cause the Company to become insolvent. The sale of the Mortgage Loans is not undertaken with the intent to hinder, delay or defraud any of the Company's creditors;

      (l) No statement, tape, diskette, form, report or other document prepared by, or on behalf of, Company pursuant to this Agreement or the related Term Sheet or in connection with the transactions contemplated hereby, contains or will contain any statement that is or will be inaccurate or misleading in any material respect;

      (m) The Company acknowledges and agrees that the Servicing Fee represents reasonable compensation for performing such services and that the entire Servicing Fee shall be treated by the Company, for accounting and tax purposes, as compensation for the servicing and administration of the Mortgage Loans pursuant to this Agreement. In the opinion of Company, the consideration received by Company upon the sale of the Mortgage Loans to Purchaser under this Agreement and the related Term Sheet constitutes fair consideration for the Mortgage Loans under current market conditions.

      (n) Company has delivered to the Purchaser financial statements of its parent, for its last two complete fiscal years. All such financial information fairly presents the pertinent results of operations and financial position for the period identified and has been prepared in accordance with GAAP consistently applied throughout the periods involved, except as set forth in the notes thereto. There has been no change in the business, operations, financial condition, properties or assets of the Company since the date of the Company's financial information that would have a material adverse effect on its ability to perform its obligations under this Agreement;

      (o) The Company has not dealt with any broker, investment banker, agent or other person that may be entitled to any commission or compensation in connection with the sale of the Mortgage Loans;

      Section 3.02      REPRESENTATIONS AND WARRANTIES AS TO INDIVIDUAL
                        MORTGAGE LOANS.

      References in this Section to percentages of Mortgage Loans refer in each case to the percentage of the aggregate Stated Principal Balance of the Mortgage Loans as of the related Cut-off Date, based on the outstanding Stated Principal Balances of the Mortgage Loans as of the related Cut-off Date, and giving effect to scheduled Monthly Payments due on or prior to the related Cut-off Date, whether or not received. References to percentages of Mortgaged Properties refer, in each case, to the percentages of expected aggregate Stated Principal Balances of the related Mortgage Loans (determined as described in the preceding sentence). The Company hereby represents and warrants to the Purchaser, as to each Mortgage Loan, as of the related Closing Date as follows:

      (a) The information set forth in the Mortgage Loan Schedule attached to the related Term Sheet is true, complete and correct in all material respects as of the related Cut-Off Date;

      (b) The Mortgage creates a valid, subsisting and enforceable first lien or a first priority ownership interest in an estate in fee simple in real property securing the related Mortgage Note subject to principles of equity, bankruptcy, insolvency and other laws of general application affecting the rights of creditors;

      (c) All payments due prior to the related Cut-off Date for such Mortgage Loan have been made as of the related Closing Date; the Mortgage Loan has not been dishonored; there are no material defaults under the terms of the Mortgage Loan; the Company has not advanced its own funds, or induced, solicited or knowingly received any advance of funds from a party other than the owner of the Mortgaged Property subject to the Mortgage, directly or indirectly, for the payment of any amount required by the Mortgage Loan. As of the related Closing Date, all of the Mortgage Loans will have an actual interest paid to date of their related Cut-off Date(or later) and will be due for the scheduled monthly payment next succeeding the Cut-off Date (or later), as evidenced by a posting to Company's servicing collection system. No payment under any Mortgage Loan is delinquent as of the related Closing Date nor has any scheduled payment been delinquent at any time during the twelve (12) months prior to the month of the related Closing Date. For purposes of this paragraph, a Mortgage Loan will be deemed delinquent if any payment due thereunder was not paid by the Mortgagor in the month such payment was due;

      (d) There are no defaults by Company in complying with the terms of the Mortgage, and all taxes, governmental assessments, insurance premiums, water, sewer and municipal charges, leasehold payments or ground rents which previously became due and owing have been paid, or escrow funds have been established in an amount sufficient to pay for every such escrowed item which remains unpaid and which has been assessed but is not yet due and payable;

      (e) The terms of the Mortgage Note and the Mortgage have not been impaired, waived, altered or modified in any respect, except by written instruments which have been recorded to the extent any such recordation is required by law, or, necessary to protect the interest of the Purchaser. No instrument of waiver, alteration or modification has been executed except in connection with a modification agreement and which modification agreement is part of the Mortgage File and the terms of which are reflected in the related Mortgage Loan Schedule, and no Mortgagor has been released, in whole or in part, from the terms thereof except in connection with an assumption agreement and which assumption agreement is part of the Mortgage File and the terms of which are reflected in the related Mortgage Loan Schedule; the substance of any such waiver, alteration or modification has been approved by the issuer of any related Primary Mortgage Insurance Policy and title insurance policy, to the extent required by the related policies;

      (f) The Mortgage Note and the Mortgage are not subject to any right of rescission, set-off, counterclaim or defense, including, without limitation, the defense of usury, nor will the operation of any of the terms of the Mortgage Note or the Mortgage, or the exercise of any right thereunder, render the Mortgage Note or Mortgage unenforceable, in whole or in part, or subject to any right of rescission, set-off, counterclaim or defense, including the defense of usury, and no such right of rescission, set-off, counterclaim or defense has been asserted with respect thereto; and as of the related Closing Date the Mortgagor was not a debtor in any state or federal bankruptcy or insolvency proceeding;

      (g) All buildings or other customarily insured improvements upon the Mortgaged Property are insured by a Qualified Insurer, against loss by fire, hazards of extended coverage and such other hazards as are provided for in the Fannie Mae or FHLMC Guide, as well as all additional requirements set forth in
Section 4.10 of this Agreement. All such standard hazard policies are in full force and effect and contain a standard mortgagee clause naming the Company and its successors in interest and assigns as loss payee and such clause is still in effect and all premiums due thereon have been paid. If required by the Flood Disaster Protection Act of 1973, as amended, the Mortgage Loan is covered by a flood insurance policy meeting the requirements of the current guidelines of the Federal Insurance Administration which policy conforms to Fannie Mae or FHLMC requirements, as well as all additional requirements set forth in Section 4.10 of this Agreement. Such policy was issued by a Qualified Insurer. The Mortgage obligates the Mortgagor thereunder to maintain all such insurance at the Mortgagor's cost and expense, and on the Mortgagor's failure to do so, authorizes the holder of the Mortgage to maintain such insurance at the Mortgagor's cost and expense and to seek reimbursement therefor from the Mortgagor. Neither the Company (nor any prior originator or servicer of any of the Mortgage Loans) nor any Mortgagor has engaged in any act or omission which has impaired or would impair the coverage of any such policy, the benefits of the endorsement provided for herein, or the validity and binding effect of either;

      (h) Any and all requirements of any federal, state or local law including, without limitation, usury, truth-in-lending, real estate settlement procedures, consumer credit protection, equal credit opportunity or disclosure laws applicable to the Mortgage Loan have been complied with in all material respects. None of the Mortgage Loans are (a) loans subject to 12 CFR Part 226.31, 12 CFR Part 226.32 or 12 CFR Part 226.34 of Regulation Z, the regulation implementing TILA, which implements the Home Ownership and Equity Protection Act of 1994, as amended or (b) classified and/or defined as a "high cost", "covered", or "predatory" loan under any other state, federal or local law or regulation or ordinance, including, but not limited to, the States of Georgia and North Carolina and the City of New York. The Company maintains, and shall maintain, evidence of such compliance as required by applicable law or regulation and shall make such evidence available for inspection at the Company's office during normal business hours upon reasonable advance notice;

      (i) The Mortgage has not been satisfied, canceled or subordinated, in whole or in part, or rescinded, and the Mortgaged Property has not been released from the lien of the Mortgage, in whole or in part nor has any instrument been executed that would effect any such release, cancellation, subordination or rescission. The Company has not waived the performance by the Mortgagor of any action, if the Mortgagor's failure to perform such action would cause the Mortgage Loan to be in default, nor has the Company waived any default resulting from any action or inaction by the Mortgagor;

      (j) The Mortgage is a valid, subsisting, enforceable and perfected first lien on the Mortgaged Property, including all buildings on the Mortgaged Property and all installations and mechanical, electrical, plumbing, heating and air conditioning systems affixed to such buildings, and all additions, alterations and replacements made at any time with respect to the foregoing securing the Mortgage Note's original principal balance subject to principles of equity, bankruptcy, insolvency and other laws of general application affecting the rights of creditors. The Mortgage and the Mortgage Note do not contain any evidence of any security interest or other interest or right thereto. Such lien is free and clear of all adverse claims, liens and encumbrances having priority over the first lien of the Mortgage subject only to (1) the lien of non-delinquent current real property taxes and assessments not yet due and payable, (2) covenants, conditions and restrictions, rights of way, easements and other matters of the public record as of the date of recording which are acceptable to mortgage lending institutions generally and either (A) which are referred to in the lender's title insurance policy delivered to the originator or otherwise considered in the appraisal made for the originator of the Mortgage Loan, or (B) which do not adversely affect the residential use or Appraised Value of the Mortgaged Property as set forth in such appraisal, and (3) other matters to which like properties are commonly subject which do not individually or in the aggregate materially interfere with the benefits of the security intended to be provided by the Mortgage or the use, enjoyment, value or marketability of the related Mortgaged Property. Any security agreement, chattel mortgage or equivalent document related to and delivered in connection with the Mortgage Loan establishes and creates a valid, subsisting, enforceable and perfected first lien and first priority security interest on the property described therein, and the Company has the full right to sell and assign the same to the Purchaser;

      (k) The Mortgage Note and the related Mortgage are original and genuine and each is the legal, valid and binding obligation of the maker thereof, enforceable in all respects in accordance with its terms subject to principles of equity, bankruptcy, insolvency and other laws of general application affecting the rights of creditors, and the Company has taken all action necessary to transfer such rights of enforceability to the Purchaser. All parties to the Mortgage Note and the Mortgage had the legal capacity to enter into the Mortgage Loan and to execute and deliver the Mortgage Note and the Mortgage. The Mortgage Loan Documents are on forms acceptable to Fannie Mae and FHLMC. The Mortgage Note and the Mortgage have been duly and properly executed by such parties. No fraud, error, omission, misrepresentation, negligence or similar occurrence with respect to a Mortgage Loan has taken place on the part of Company or the Mortgagor, or on the part of any other party involved in the origination or servicing of the Mortgage Loan. The proceeds of the Mortgage Loan have been fully disbursed and there is no requirement for future advances thereunder, and any and all requirements as to completion of any on-site or off-site improvements and as to disbursements of any escrow funds therefor have been complied with. All costs, fees and expenses incurred in making or closing the Mortgage Loan and the recording of the Mortgage were paid, and the Mortgagor is not entitled to any refund of any amounts paid or due under the Mortgage Note or Mortgage;

      (l) The Company is the sole owner and holder of the Mortgage Loan and the indebtedness evidenced by the Mortgage Note. Upon the sale of the Mortgage Loan to the Purchaser, the Company will retain the Mortgage File or any part thereof with respect thereto not delivered to the Purchaser or the Purchaser's designee in trust only for the purpose of servicing and supervising the servicing of the Mortgage Loan. Immediately prior to the transfer and assignment to the Purchaser, the Mortgage Loan, including the Mortgage Note and the Mortgage, were not subject to an assignment, sale or pledge to any person other than Purchaser, and the Company had good and marketable title to and was the sole owner thereof and had full right to transfer and sell the Mortgage Loan to the Purchaser free and clear of any encumbrance, equity, lien, pledge, charge, claim or security interest and has the full right and authority subject to no interest or participation of, or agreement with, any other party, to sell and assign the Mortgage Loan pursuant to this Agreement and following the sale of the Mortgage Loan, the Purchaser will own such Mortgage Loan free and clear of any encumbrance, equity, participation interest, lien, pledge, charge, claim or security interest. The Company intends to relinquish all rights to possess, control and monitor the Mortgage Loan, except for the purposes of servicing the Mortgage Loan as set forth in this Agreement. After the related Closing Date, the Company will not have any right to modify or alter the terms of the sale of the Mortgage Loan and the Company will not have any obligation or right to repurchase the Mortgage Loan or substitute another Mortgage Loan, except as provided in this Agreement, or as otherwise agreed to by the Company and the Purchaser;

      (m) Each Mortgage Loan is covered by an ALTA lender's title insurance policy or other generally acceptable form of policy or insurance acceptable to Fannie Mae or FHLMC (including adjustable rate endorsements), issued by a title insurer acceptable to Fannie Mae or FHLMC and qualified to do business in the jurisdiction where the Mortgaged Property is located, insuring (subject to the exceptions contained in (j)(1), (2) and (3) above) the Company, its successors and assigns, as to the first priority lien of the Mortgage in the original principal amount of the Mortgage Loan and against any loss by reason of the invalidity or unenforceability of the lien resulting from the provisions of the Mortgage providing for adjustment in the Mortgage Interest Rate and Monthly Payment. Where required by state law or regulation, the Mortgagor has been given the opportunity to choose the carrier of the required mortgage title insurance. The Company, its successors and assigns, is the sole insured of such lender's title insurance policy, such title insurance policy has been duly and validly endorsed to the Purchaser or the assignment to the Purchaser of the Company's interest therein does not require the consent of or notification to the insurer and such lender's title insurance policy is in full force and effect and will be in full force and effect upon the consummation of the transactions contemplated by this Agreement. No claims have been made under such lender's title insurance policy, and no prior holder or servicer of the related Mortgage, including the Company, nor any Mortgagor, has done, by act or omission, anything which would impair the coverage of such lender's title insurance policy;

      (n) There is no default, breach, violation or event of acceleration existing under the Mortgage or the related Mortgage Note and no event which, with the passage of time or with notice and the expiration of any grace or cure period, would constitute a default, breach, violation or event permitting acceleration; and neither the Company, nor any prior mortgagee has waived any default, breach, violation or event permitting acceleration;

      (o) There are no mechanics' or similar liens or claims which have been filed for work, labor or material (and no rights are outstanding that under law could give rise to such liens) affecting the related Mortgaged Property which are or may be liens prior to or equal to the lien of the related Mortgage;

      (p) All improvements subject to the Mortgage which were considered in determining the appraised value of the Mortgaged Property lie wholly within the boundaries and building restriction lines of the Mortgaged Property (and wholly within the project with respect to a condominium unit) and no improvements on adjoining properties encroach upon the Mortgaged Property except those which are insured against by the title insurance policy referred to in clause (m) above and all improvements on the property comply with all applicable zoning and subdivision laws and ordinances;

      (q) Each Mortgage Loan was originated by or for the Company pursuant to, and conforms with, the Company's underwriting guidelines attached as Exhibit H hereto. The Mortgage Loan bears interest at an adjustable rate (if applicable) as set forth in the related Mortgage Loan Schedule, and Monthly Payments under the Mortgage Note are due and payable on the first day of each month. The Mortgage contains the usual and enforceable provisions of the Company at the time of origination for the acceleration of the payment of the unpaid principal amount of the Mortgage Loan if the related Mortgaged Property is sold without the prior consent of the mortgagee thereunder;

      (r) The Mortgaged Property is not subject to any material damage. At origination of the Mortgage Loan there was not, since origination of the Mortgage Loan there has not been, and there currently is no proceeding pending for the total or partial condemnation of the Mortgaged Property. The Company has not received notification that any such proceedings are scheduled to commence at a future date;

      (s) The related Mortgage contains customary and enforceable provisions such as to render the rights and remedies of the holder thereof adequate for the realization against the Mortgaged Property of the benefits of the security provided thereby, including, (1) in the case of a Mortgage designated as a deed of trust, by trustee's sale, and (2) otherwise by judicial foreclosure. There is no homestead or other exemption available to the Mortgagor which would interfere with the right to sell the Mortgaged Property at a trustee's sale or the right to foreclose the Mortgage;

      (t) If the Mortgage constitutes a deed of trust, a trustee, authorized and duly qualified if required under applicable law to act as such, has been properly designated and currently so serves and is named in the Mortgage, and no fees or expenses, except as may be required by local law, are or will become payable by the Purchaser to the trustee under the deed of trust, except in connection with a trustee's sale or attempted sale after default by the Mortgagor;

      (u) The Mortgage File contains an appraisal of the related Mortgaged Property signed prior to the final approval of the mortgage loan application by a Qualified Appraiser, approved by the Company, who had no interest, direct or indirect, in the Mortgaged Property or in any loan made on the security thereof, and whose compensation is not affected by the approval or disapproval of the Mortgage Loan, and the appraisal and appraiser both satisfy the requirements of Fannie Mae or FHLMC and Title XI of the Federal Institutions Reform, Recovery, and Enforcement Act of 1989 and the regulations promulgated thereunder, all as in effect on the date the Mortgage Loan was originated. The appraisal is in a form acceptable to Fannie Mae or FHLMC;

      (v) All parties which have had any interest in the Mortgage, whether as mortgagee, assignee, pledgee or otherwise, are (or, during the period in which they held and disposed of such interest, were) (A) in compliance with any and all applicable licensing requirements of the laws of the state wherein the Mortgaged Property is located, and (B) (1) organized under the laws of such state, or (2) qualified to do business in such state, or (3) federal savings and loan associations or national banks or a Federal Home Loan Bank or savings bank having principal offices in such state, or (4) not doing business in such state;

      (w) The related Mortgage Note is not and has not been secured by any collateral except the lien of the corresponding Mortgage and the security interest of any applicable security agreement or chattel mortgage referred to above and such collateral does not serve as security for any other obligation;

      (x) The Mortgagor has received and has executed, where applicable, all disclosure materials required by applicable law with respect to the making of such mortgage loans;

      (y) The Mortgage Loan does not contain balloon or "graduated payment" features; No Mortgage Loan is subject to a buydown agreement or contains any buydown provision;

      (z) The Mortgagor is not in bankruptcy and, the Mortgagor is not insolvent and the Company has no knowledge of any circumstances or conditions with respect to the Mortgage, the Mortgaged Property, the Mortgagor or the Mortgagor's credit standing that could reasonably be expected to cause investors to regard the Mortgage Loan as an unacceptable investment, cause the Mortgage Loan to become delinquent, or materially adversely affect the value or marketability of the Mortgage Loan;

      (aa) Each Mortgage Loan bears interest based upon a thirty (30) day month and a three hundred and sixty (360) day year. The Mortgage Loans have an original term to maturity of not more than thirty (30) years, with interest payable in arrears on the first day of each month. As to each adjustable rate Mortgage Loan, on each applicable Adjustment Date, the Mortgage Interest Rate will be adjusted to equal the sum of the Index, plus the applicable Margin; provided, that the Mortgage Interest Rate, on each applicable Adjustment Date, will not increase by more than the Initial Rate Cap or Periodic Rate Cap, as applicable. Over the term of each adjustable rate Mortgage Loan, the Mortgage Interest Rate will not exceed such Mortgage Loan's Lifetime Rate Cap. None of the Mortgage Loans are "interest-only" Mortgage Loans or "negative amortization" Mortgage Loans. With respect to each adjustable rate Mortgage Loan, each Mortgage Note requires a monthly payment which is sufficient (a) during the period prior to the first adjustment to the Mortgage Interest Rate, to fully amortize the original principal balance over the original term thereof and to pay interest at the related Mortgage Interest Rate, and (b) during the period following each Adjustment Date, to fully amortize the outstanding principal balance as of the first day of such period over the then remaining term of such Mortgage Note and to pay interest at the related Mortgage Interest Rate. With respect to each adjustable rate Mortgage Loan, the Mortgage Note provides that when the Mortgage Interest Rate changes on an Adjustment Date, the then outstanding principal balance will be reamortized over the remaining life of the Mortgage Loan. No Mortgage Loan contains terms or provisions which would result in negative amortization. None of the Mortgage Loans contain a conversion feature which would cause the Mortgage Loan interest rate to convert to a fixed interest rate. None of the Mortgage Loans are considered agricultural loans;

      (bb) (INTENTIONALLY LEFT BLANK)

      (cc) (INTENTIONALLY LEFT BLANK)

      (dd) (INTENTIONALLY LEFT BLANK)

      (ee) (INTENTIONALLY LEFT BLANK)

      (ff) (INTENTIONALLY LEFT BLANK)

      (gg) (INTENTIONALLY LEFT BLANK)

      (hh) In the event the Mortgage Loan had an LTV at origination greater than 80.00%, the excess of the principal balance of the Mortgage Loan over 75.0% of the Appraised Value of the Mortgaged Property with respect to a Refinanced Mortgage Loan, or the lesser of the Appraised Value or the purchase price of the Mortgaged Property with respect to a purchase money Mortgage Loan was insured as to payment defaults by a Primary Mortgage Insurance Policy issued by a Qualified Insurer. No Mortgage Loan has an LTV over 95%. All provisions of such Primary Mortgage Insurance Policy have been and are being complied with, such policy is in full force and effect, and all premiums due thereunder have been paid. No Mortgage Loan requires payment of such premiums, in whole or in part, by the Purchaser. No action, inaction, or event has occurred and no state of facts exists that has, or will result in the exclusion from, denial of, or defense to coverage. Any Mortgage Loan subject to a Primary Mortgage Insurance Policy obligates the Mortgagor thereunder to maintain the Primary Mortgage Insurance Policy, subject to state and federal law, and to pay all premiums and charges in connection therewith. No action has been taken or failed to be taken, on or prior to the Closing Date which has resulted or will result in an exclusion from, denial of, or defense to coverage under any Primary Mortgage Insurance Policy (including, without limitation, any exclusions, denials or defenses which would limit or reduce the availability of the timely payment of the full amount of the loss otherwise due thereunder to the insured) whether arising out of actions, representations, errors, omissions, negligence, or fraud of the Company or the Mortgagor, or for any other reason under such coverage; The mortgage interest rate for the Mortgage Loan as set forth on the related Mortgage Loan Schedule is net of any such insurance premium. None of the Mortgage Loans are subject to "lender-paid" mortgage insurance;

      (ii) The Assignment is in recordable form and is acceptable for recording under the laws of the jurisdiction in which the Mortgaged Property is located;

      (jj) None of the Mortgage Loans are secured by an interest in a leasehold estate. The Mortgaged Property is located in the state identified in the related Mortgage Loan Schedule and consists of a single parcel of real property with a detached single family residence erected thereon, or a townhouse, or a two-to four-family dwelling, or an individual condominium unit in a condominium project, or an individual unit in a planned unit development or a de minimis planned unit development, provided, however, that no residence or dwelling is a single parcel of real property with a manufactured home not affixed to a permanent foundation, or a mobile home. Any condominium unit or planned unit development conforms with the Company's underwriting guidelines. As of the date of origination, no portion of any Mortgaged Property was used for commercial purposes, and since the Origination Date, no portion of any Mortgaged Property has been, or currently is, used for commercial purposes;

      (kk) Payments on the Mortgage Loan commenced no more than sixty (60) days after the funds were disbursed in connection with the Mortgage Loan. The Mortgage Note is payable on the first day of each month in monthly installments of principal and interest, which installments are subject to change due to the adjustments to the Mortgage Interest Rate on each Adjustment Date, with interest calculated and payable in arrears. Each of the Mortgage Loans will amortize fully by the stated maturity date, over an original term of not more than thirty years from commencement of amortization;

      (ll) As of the Closing Date of the Mortgage Loan, the Mortgage Property was lawfully occupied under applicable law, and all inspections, licenses and certificates required to be made or issued with respect to all occupied portions of the Mortgaged Property and, with respect to the use and occupancy of the same, including but not limited to certificates of occupancy and fire underwriting certificates, have been made or obtained from the appropriate authorities;

      (mm) There is no pending action or proceeding directly involving the Mortgaged Property in which compliance with any environmental law, rule or regulation is an issue; there is no violation of any environmental law, rule or regulation with respect to the Mortgaged Property; and the Company has not received any notice of any environmental hazard on the Mortgaged Property and nothing further remains to be done to satisfy in full all requirements of each such law, rule or regulation constituting a prerequisite to use and enjoyment of said property;

      (nn) The Mortgagor has not notified the Company, and the Company has no knowledge of any relief requested or allowed to the Mortgagor under the Soldiers' and Sailors' Civil Relief Act of 1940;

      (oo) No Mortgage Loan is a construction or rehabilitation Mortgage Loan or was made to facilitate the trade-in or exchange of a Mortgaged Property;

      (pp) The Mortgagor for each Mortgage Loan is a natural person;

      (qq) None of the Mortgage Loans are Co-op Loans;

      (rr) With respect to each Mortgage Loan that has a prepayment penalty feature, each such prepayment penalty is enforceable and will be enforced by the Company and each prepayment penalty is permitted pursuant to federal, state and local law. No Mortgage Loan will impose a prepayment penalty for a term in excess of five years from the date such Mortgage Loan was originated. Except as otherwise set forth on the Mortgage Loan Schedule, with respect to each Mortgage Loan that contains a prepayment penalty, such prepayment penalty is at least equal to the lesser of (A) the maximum amount permitted under applicable law and (B) six months interest at the related Mortgage Interest Rate on the amount prepaid in excess of 20% of the original principal balance of such Mortgage Loan;

      (ss) With respect to each Mortgage Loan either (i) the fair market value of the Mortgaged Property securing such Mortgage Loan was at least equal to 80 percent of the original principal balance of such Mortgage Loan at the time such Mortgage Loan was originated or (ii) (a) the Mortgage Loan is only secured by the Mortgage Property and (b) substantially all of the proceeds of such Mortgage Loan were used to acquire or to improve or protect the Mortgage Property. For the purposes of the preceding sentence, if the Mortgage Loan has been significantly modified other than as a result of a default or a reasonable foreseeable default, the modified Mortgage Loan will be viewed as having been originated on the date of the modification;

      (tt) The Mortgage Loan was originated by a mortgagee approved by the Secretary of Housing and Urban Development pursuant to sections 203 and 211 of the National Housing Act, a savings and loan association, a savings bank, a commercial bank, credit union, insurance company or similar institution which is supervised and examined by a federal or state authority;

      (uu) None of the Mortgage Loans are simple interest Mortgage Loans and none of the Mortgaged Properties are timeshares;

      (vv) All of the terms of the Mortgage pertaining to interest rate adjustments, payment adjustments and adjustments of the outstanding principal balance are enforceable, all such adjustments have been properly made, including the mailing of required notices, and such adjustments do not and will not affect the priority of the Mortgage lien. With respect to each Mortgage Loan which has passed its initial Adjustment Date, Company has performed an audit of the Mortgage Loan to determine whether all interest rate adjustments have been made in accordance with the terms of the Mortgage Note and Mortgage; and

      (ww) Each Mortgage Note, each Mortgage, each Assignment and any other documents required pursuant to this Agreement to be delivered to the Purchaser or its designee, or its assignee for each Mortgage Loan, have been, on or before the related Closing Date, delivered to the Purchaser or its designee, or its assignee.

      Section 3.03      REPURCHASE; SUBSTITUTION.

      It is understood and agreed that the representations and warranties set forth in Sections 3.01 and 3.02 shall survive the sale of the Mortgage Loans and delivery of the Mortgage Loan Documents to the Purchaser, or its designee, and shall inure to the benefit of the Purchaser, notwithstanding any restrictive or qualified endorsement on any Mortgage Note or Assignment or the examination, or lack of examination, of any Mortgage File. Upon discovery by either the Company or the Purchaser of a breach of any of the foregoing representations and warranties which materially and adversely affects the value of the Mortgage Loans or the interest of the Purchaser in any Mortgage Loan, the party discovering such breach shall give prompt written notice to the other. The Company shall have a period of sixty (60) days from the earlier of its discovery or its receipt of notice of any such breach within which to correct or cure such breach. The Company hereby covenants and agrees that if any such breach is not corrected or cured within such sixty day period, the Company shall, at the Purchaser's option and not later than ninety (90) days of its discovery or its receipt of notice of such breach, repurchase such Mortgage Loan at the Repurchase Price or, with the Purchaser's prior consent and at Purchaser's sole option, substitute a Mortgage Loan as provided below. In the event that any such breach shall involve any representation or warranty set forth in Section 3.01, and such breach is not cured within sixty (60) days of the earlier of either discovery by or notice to the Company of such breach, all Mortgage Loans shall, at the option of the Purchaser, be repurchased by the Company at the Repurchase Price. Any such repurchase shall be accomplished by wire transfer of immediately available funds to Purchaser in the amount of the Repurchase Price.

      If the Company is required to repurchase any Mortgage Loan pursuant to this Section 3.03, the Company may, with the Purchaser's prior consent and at Purchaser's sole option, within ninety (90) days from the related Closing Date, remove such defective Mortgage Loan from the terms of this Agreement and substitute another mortgage loan for such defective Mortgage Loan, in lieu of repurchasing such defective Mortgage Loan. Any substitute Mortgage Loan is subject to Purchaser acceptability. Any substituted Loans will comply with the representations and warranties set forth in this Agreement as of the substitution date

      The Company shall amend the related Mortgage Loan Schedule to reflect the withdrawal of the removed Mortgage Loan from this Agreement and the substitution of such substitute Mortgage Loan therefor. Upon such amendment, the Purchaser shall review the Mortgage File delivered to it relating to the substitute Mortgage Loan. In the event of such a substitution, accrued interest on the substitute Mortgage Loan for the month in which the substitution occurs and any Principal Prepayments made thereon during such month shall be the property of the Purchaser and accrued interest for such month on the Mortgage Loan for which the substitution is made and any Principal Prepayments made thereon during such month shall be the property of the Company. The principal payment on a substitute Mortgage Loan due on the Due Date in the month of substitution shall be the property of the Company and the principal payment on the Mortgage Loan for which the substitution is made due on such date shall be the property of the Purchaser.

      For any month in which the Company is permitted to substitute one or more substitute Mortgage Loans, the Company will determine the amount (if any) by which the aggregate Stated Principal Balance (after application of the principal portion of all scheduled payments due in the month of substitution) of all the substitute Mortgage Loans in the month of substitution is less then the aggregate Stated Principal Balance (after application of the principal portion of the scheduled payment due in the month of substitution) of the such replaced Mortgage Loan. An amount equal to the aggregate of such deficiencies described in the preceding sentence for any Remittance Date shall be deposited into the Custodial Account by the Company on the related Determination Date in the month following the calendar month during which the substitution occurred.

      It is understood and agreed that the obligation of the Company set forth in this Section 3.03 to cure, repurchase or substitute for a defective Mortgage Loan, and to indemnify Purchaser pursuant to Section 8.01, constitute the sole remedies of the Purchaser respecting a breach of the foregoing representations and warranties. If the Company fails to repurchase or substitute for a defective Mortgage Loan in accordance with this Section 3.03, or fails to cure a defective Mortgage Loan to Purchaser's reasonable satisfaction in accordance with this Section 3.03, or to indemnify Purchaser pursuant to Section 8.01, that failure shall be an Event of Default and the Purchaser shall be entitled to pursue all remedies available in this Agreement as a result thereof. No provision of this paragraph shall affect the rights of the Purchaser to terminate this Agreement for cause, as set forth in Sections
10.01 and 11.01.

      Any cause of action against the Company relating to or arising out of the breach of any representations and warranties made in Sections 3.01 and
3.02 shall accrue as to any Mortgage Loan upon (i) the earlier of discovery of such breach by the Company or notice thereof by the Purchaser to the Company,
(ii) failure by the Company to cure such breach or repurchase such Mortgage Loan as specified above, and (iii) demand upon the Company by the Purchaser for compliance with this Agreement.

      In the event that any Mortgage Loan is held by a REMIC, notwithstanding any contrary provision of this Agreement, with respect to any Mortgage Loan that is not in default or as to which no default is imminent, no substitution pursuant to Subsection 3.03 shall be made after the applicable REMIC's "start up day" (as defined in Section 860G(a) (9) of the Code), unless the Company has obtained an Opinion of Counsel to the effect that such substitution will not (i) result in the imposition of taxes on "prohibited transactions" of such REMIC (as defined in Section 860F of the Code) or otherwise subject the REMIC to tax, or (ii) cause the REMIC to fail to qualify as a REMIC at any time.

      Section 3.04      REPRESENTATIONS AND WARRANTIES OF THE PURCHASER.

      The Purchaser represents, warrants and convenants to the Company that, as of the related Closing Date or as of such date specifically provided herein:

      (a) The Purchaser is a corporation, dully organized validly existing and in good standing under the laws of the State of Delaware and is qualified to transact business in, is in good standing under the laws of, and possesses all licenses necessary for the conduct of its business in, each state in which any Mortgaged Property is located or is otherwise except or not required under applicable law to effect such qualification or license;

      (b) The Purchaser has full power and authority to hold each Mortgage Loan, to purchase each Mortgage Loan pursuant to this Agreement and the related Term Sheet and to execute, deliver and perform, and to enter into and consummate all transactions contemplated by this Agreement and the related Term Sheet and to conduct its business as presently conducted, has duly authorized the execution, delivery and performance of this Agreement and the related Term Sheet, has duly executed and delivered this Agreement and the related Term Sheet;

      (c) None of the execution and delivery of this Agreement and the related Term Sheet, the purchase of the Mortgage Loans, the consummation of the transactions contemplated hereby, or the fulfillment of or compliance with the terms and conditions of this Agreement and the related Term Sheet will conflict with any of the terms, conditions or provisions of the Purchaser's charter or by-laws or materially conflict with or result in a material breach of any of the terms, conditions or provisions of any legal restriction or any agreement or instrument to which the Purchaser is now a party or by which it is bound, or constitute a default or result in an acceleration under any of the foregoing, or result in the material violation of any law, rule, regulation, order, judgment or decree to which the Purchaser or its property is subject;

      (d) There is no litigation pending or to the best of the Purchaser's knowledge, threatened with respect to the Purchaser which is reasonably likely to have a material adverse effect on the purchase of the related Mortgage Loans, the execution, delivery or enforceability of this Agreement and the related Term Sheet, or which is reasonably likely to have a material adverse effect on the financial condition of the Purchaser;

      (e) No consent, approval, authorization or order of any court or governmental agency or body is required for the execution, delivery and performance by the Purchaser of or compliance by the Purchaser with this Agreement and the related Term Sheet, the purchase of the Mortgage Loans or the consummation of the transactions contemplated by this Agreement and the related Term Sheet except for consents, approvals, authorizations and orders which have been obtained;

      (f) The consummation of the transactions contemplated by this Agreement and the related Term Sheet is in the ordinary course of business of the Purchaser;

      (h) The Purchaser will treat the purchase of the Mortgage Loans from the Company as a purchase for reporting, tax and accounting purposes; and

      (i) The Purchaser does not believe, nor does it have any cause or reason to believe, that it cannot perform each and every of its covenants contained in this Agreement and the related Term Sheet.

      The Purchaser shall indemnify the Company and hold it harmless against any claims, proceedings, losses, damages, penalties, fines, forfeitures, reasonable and necessary legal fees and related costs, judgments, and other costs and expenses resulting from a breach by the Purchaser of the representations and warranties contained in this Section 3.04. It is understood and agreed that the obligations of the Purchaser set forth in this
Section 3.04 to indemnify the Seller as provided herein constitute the sole remedies of the Seller respecting a breach of the foregoing representations and warranties.

                                   ARTICLE IV

                ADMINISTRATION AND SERVICING OF MORTGAGE LOANS

      Section 4.01      COMPANY TO ACT AS SERVICER.

      The Company, as independent contract servicer, shall service and administer the Mortgage Loans in accordance with this Agreement and the related Term Sheet and with Accepted Servicing Practices, and shall have full power and authority, acting alone, to do or cause to be done any and all things in connection with such servicing and administration which the Company may deem necessary or desirable and consistent with the terms of this Agreement and the related Term Sheet and with Accepted Servicing Practices and exercise the same care that it customarily employs for its own account. Except as set forth in this Agreement and the related Term Sheet, the Company shall service the Mortgage Loans in strict compliance with the servicing provisions of the Fannie Mae Guides (special servicing option), which include, but are not limited to, provisions regarding the liquidation of Mortgage Loans, the collection of Mortgage Loan payments, the payment of taxes, insurance and other charges, the maintenance of hazard insurance with a Qualified Insurer, the maintenance of mortgage impairment insurance, the maintenance of fidelity bond and errors and omissions insurance, inspections, the restoration of Mortgaged Property, the maintenance of Primary Mortgage Insurance Policies, insurance claims, the title, management and disposition of REO Property, permitted withdrawals with respect to REO Property, liquidation reports, and reports of foreclosures and abandonments of Mortgaged Property, the transfer of Mortgaged Property, the release of Mortgage Files, annual statements, and examination of records and facilities. In the event of any conflict, inconsistency or discrepancy between any of the servicing provisions of this Agreement and the related Term Sheet and any of the servicing provisions of the Fannie Mae Guides, the provisions of this Agreement and the related Term Sheet shall control and be binding upon the Purchaser and the Company.

      Consistent with the terms of this Agreement and the related Term Sheet, the Company may waive, modify or vary any term of any Mortgage Loan or consent to the postponement of any such term or in any manner grant indulgence to any Mortgagor if in the Company's reasonable and prudent determination such waiver, modification, postponement or indulgence is not materially adverse to the Purchaser, provided, however, that unless the Company has obtained the prior written consent of the Purchaser, the Company shall not permit any modification with respect to any Mortgage Loan that would change the Mortgage Interest Rate, defer for more than ninety days or forgive any payment of principal or interest, reduce or increase the outstanding principal balance (except for actual payments of principal) or change the final maturity date on such Mortgage Loan. In the event of any such modification which has been agreed to in writing by the Purchaser and which permits the deferral of interest or principal payments on any Mortgage Loan, the Company shall, on the Business Day immediately preceding the Remittance Date in any month in which any such principal or interest payment has been deferred, deposit in the Custodial Account from its own funds, in accordance with Section 4.04, the difference between (a) such month's principal and one month's interest at the Mortgage Loan Remittance Rate on the unpaid principal balance of such Mortgage Loan and (b) the amount paid by the Mortgagor. The Company shall be entitled to reimbursement for such advances to the same extent as for all other advances pursuant to Section 4.05. Without limiting the generality of the foregoing, the Company shall continue, and is hereby authorized and empowered, to prepare, execute and deliver, all instruments of satisfaction or cancellation, or of partial or full release, discharge and all other comparable instruments, with respect to the Mortgage Loans and with respect to the Mortgaged Properties. Notwithstanding anything herein to the contrary, the Company may not enter into a forbearance agreement or similar arrangement with respect to any Mortgage Loan which runs more than 180 days after the first delinquent Due Date. Any such agreement shall be approved by Purchaser and, if required, by the Primary Mortgage Insurance Policy insurer, if required.

      Notwithstanding anything in this Agreement to the contrary, if any Mortgage Loan becomes subject to a Pass-Through Transfer, the Company (a) with respect to such Mortgage Loan, shall not permit any modification with respect to such Mortgage Loan that would change the Mortgage Interest Rate and (b) shall not (unless the Mortgagor is in default with respect to such Mortgage Loan or such default is, in the judgment of the Company, reasonably foreseeable) make or permit any modification, waiver or amendment of any term of such Mortgage Loan that would both (i) effect an exchange or reissuance of such Mortgage Loan under Section 1001 of the Code (or Treasury regulations promulgated thereunder) and (ii) cause any REMIC to fail to qualify as a REMIC under the Code or the imposition of any tax on "prohibited transactions" or "contributions" after the startup date under the REMIC Provisions.

      Prior to taking any action with respect to the Mortgage Loans subject to a Pass-Through Transfer, which is not contemplated under the terms of this Agreement, the Company will obtain an Opinion of Counsel acceptable to the trustee in such Pass-Through Transfer with respect to whether such action could result in the imposition of a tax upon any REMIC (including but not limited to the tax on prohibited transactions as defined in Section 860F(a)(2) of the Code and the tax on contributions to a REMIC set forth in Section 860G(d) of the Code)(either such event, an "Adverse REMIC Event"), and the Company shall not take any such actions as to which it has been advised that an Adverse REMIC Event could occur.

      The Company shall not permit the creation of any "interests" (within the meaning of Section 860G of the Code) in any REMIC. The Company shall not enter into any arrangement by which a REMIC will receive a fee or other compensation for services nor permit a REMIC to receive any income from assets other than "qualified mortgages" as defined in Section 860G(a)(3) of the Code or "permitted investments" as defined in Section 860G(a)(5) of the Code.

      In servicing and administering the Mortgage Loans, the Company shall employ Accepted Servicing Practices, giving due consideration to the Purchaser's reliance on the Company. Unless a different time period is stated in this Agreement or the related Term Sheet, Purchaser shall be deemed to have given consent in connection with a particular matter if Purchaser does not affirmatively grant or deny consent within five (5) Business Days from the date Purchaser receives a second written request for consent for such matter from Company as servicer.

      The Mortgage Loans may be subserviced by a Subservicer on behalf of the Company provided that the Subservicer is an entity that engages in the business of servicing loans, and in either case shall be authorized to transact business, and licensed to service mortgage loans, in the state or states where the related Mortgaged Properties it is to service are situated, if and to the extent required by applicable law to enable the Subservicer to perform its obligations hereunder and under the Subservicing Agreement, and in either case shall be a FHLMC or Fannie Mae approved mortgage servicer in good standing, and no event has occurred, including but not limited to a change in insurance coverage, which would make it unable to comply with the eligibility requirements for lenders imposed by Fannie Mae or for seller/servicers imposed by Fannie Mae or FHLMC, or which would require notification to Fannie Mae or FHLMC. In addition, each Subservicer will obtain and preserve its qualifications to do business as a foreign corporation and its licenses to service mortgage loans, in each jurisdiction in which such qualifications and/or licenses are or shall be necessary to protect the validity and enforceability of this Agreement, or any of the Mortgage Loans and to perform or cause to be performed its duties under the related Subservicing Agreement. The Company may perform any of its servicing responsibilities hereunder or may cause the Subservicer to perform any such servicing responsibilities on its behalf, but the use by the Company of the Subservicer shall not release the Company from any of its obligations hereunder and the Company shall remain responsible hereunder for all acts and omissions of the Subservicer as fully as if such acts and omissions were those of the Company. The Company shall pay all fees and expenses of the Subservicer from its own funds, and the Subservicer's fee shall not exceed the Servicing Fee. Company shall notify Purchaser promptly in writing upon the appointment of any Subservicer.

      At the cost and expense of the Company, without any right of reimbursement from the Custodial Account, the Company shall be entitled to terminate the rights and responsibilities of the Subservicer and arrange for any servicing responsibilities to be performed by a successor subservicer meeting the requirements in the preceding paragraph, provided, however, that nothing contained herein shall be deemed to prevent or prohibit the Company, at the Company's option, from electing to service the related Mortgage Loans itself. In the event that the Company's responsibilities and duties under this Agreement are terminated pursuant to Section 4.13, 8.04, 9.01 or 10.01 and if requested to do so by the Purchaser, the Company shall at its own cost and expense terminate the rights and responsibilities of the Subservicer effective as of the date of termination of the Company. The Company shall pay all fees, expenses or penalties necessary in order to terminate the rights and responsibilities of the Subservicer from the Company's own funds without reimbursement from the Purchaser.

      Notwithstanding any of the provisions of this Agreement relating to agreements or arrangements between the Company and the Subservicer or any reference herein to actions taken through the Subservicer or otherwise, the Company shall not be relieved of its obligations to the Purchaser and shall be obligated to the same extent and under the same terms and conditions as if it alone were servicing and administering the Mortgage Loans. The Company shall be entitled to enter into an agreement with the Subservicer for indemnification of the Company by the Subservicer and nothing contained in this Agreement shall be deemed to limit or modify such indemnification. The Company will indemnify and hold Purchaser harmless from any loss, liability or expense arising out of its use of a Subservicer to perform any of its servicing duties, responsibilities and obligations hereunder.

      Any Subservicing Agreement and any other transactions or services relating to the Mortgage Loans involving the Subservicer shall be deemed to be between the Subservicer and Company alone, and the Purchaser shall have no obligations, duties or liabilities with respect to the Subservicer including no obligation, duty or liability of Purchaser to pay the Subservicer's fees and expenses. For purposes of distributions and advances by the Company pursuant to this Agreement, the Company shall be deemed to have received a payment on a Mortgage Loan when the Subservicer has received such payment.

      Section 4.02      COLLECTION OF MORTGAGE LOAN PAYMENTS.

      Continuously from the date hereof until the date each Mortgage Loan ceases to be subject to this Agreement, the Company will proceed diligently to collect all payments due under each Mortgage Loan when the same shall become due and payable and shall, to the extent such procedures shall be consistent with this Agreement, Accepted Servicing Practices, and the terms and provisions of any related Primary Mortgage Insurance Policy, follow such collection procedures as it follows with respect to mortgage loans comparable to the Mortgage Loans and held for its own account. Further, the Company will take special care in ascertaining and estimating annual escrow payments, and all other charges that, as provided in the Mortgage, will become due and payable, so that the installments payable by the Mortgagors will be sufficient to pay such charges as and when they become due and payable.

      In no event will the Company waive its right to any prepayment penalty or premium without the prior written consent of Purchaser and Company will use diligent efforts to collect same when due except as otherwise provided in the prepayment penalty provisions provided in the Mortgage Loan Documents.

      Section 4.03      REALIZATION UPON DEFAULTED MORTGAGE

      The Company shall use its best efforts, consistent with the procedures that the Company would use in servicing loans for its own account, consistent with Accepted Servicing Practices, any Primary Mortgage Insurance Policies and the best interest of Purchaser, to foreclose upon or otherwise comparably convert the ownership of properties securing such of the Mortgage Loans as come into and continue in default and as to which no satisfactory arrangements can be made for collection of delinquent payments pursuant to Section 4.01. Foreclosure or comparable proceedings shall be initiated within ninety (90) days of default for Mortgaged Properties for which no satisfactory arrangements can be made for collection of delinquent payments, subject to state and federal law and regulation. The Company shall use its best efforts to realize upon defaulted Mortgage Loans in such manner as will maximize the receipt of principal and interest by the Purchaser, taking into account, among other things, the timing of foreclosure proceedings. The foregoing is subject to the provisions that, in any case in which a Mortgaged Property shall have suffered damage, the Company shall not be required to expend its own funds toward the restoration of such property unless it shall determine in its discretion (i) that such restoration will increase the proceeds of liquidation of the related Mortgage Loan to the Purchaser after reimbursement to itself for such expenses, and (ii) that such expenses will be recoverable by the Company through Insurance Proceeds or Liquidation Proceeds from the related Mortgaged Property, as contemplated in Section 4.05. Company shall obtain prior approval of Purchaser as to repair or restoration expenses in excess of ten thousand dollars ($10,000). The Company shall notify the Purchaser in writing of the commencement of foreclosure proceedings and not less than 5 days prior to the acceptance or rejection of any offer of reinstatement. The Company shall be responsible for all costs and expenses incurred by it in any such proceedings or functions; provided, however, that it shall be entitled to reimbursement thereof from the related property, as contemplated in Section
4.05. Notwithstanding anything to the contrary contained herein, in connection with a foreclosure or acceptance of a deed in lieu of foreclosure, in the event the Company has reasonable cause to believe that a Mortgaged Property is contaminated by hazardous or toxic substances or wastes, or if the Purchaser otherwise requests an environmental inspection or review of such Mortgaged
Property, such an inspection or review is to be conducted by a qualified inspector at the Purchaser's expense. Upon completion of the inspection, the Company shall promptly provide the Purchaser with a written report of the environmental inspection. After reviewing the environmental inspection report, the Purchaser shall determine how the Company shall proceed with respect to the Mortgaged Property.

      Notwithstanding anything to the contrary contained herein, the Purchaser may, at the Purchaser's sole option, terminate the Company as servicer of any Mortgage Loan which becomes ninety (90) days or greater delinquent in payment of a scheduled Monthly Payment, without payment of any termination fee with respect thereto, provided that the Company shall on the date said termination takes effect be reimbursed for any unreimbursed Monthly Advances of the Company's funds made pursuant to Section 5.03 and any unreimbursed Servicing Advances and Servicing Fees in each case relating to the Mortgage Loan underlying such delinquent Mortgage Loan notwithstanding anything to the contrary set forth in Section 4.05. In the event of any such termination, the provisions of Section 11.01 hereof shall apply to said termination and the transfer of servicing responsibilities with respect to such delinquent Mortgage Loan to the Purchaser or its designee.

      In the event that a Mortgage Loan becomes part of a REMIC, and becomes REO Property, such property shall be disposed of by the Company, with the consent of Purchaser as required pursuant to this Agreement, before the close of the third taxable year following the taxable year in which the Mortgage Loan became an REO Property, unless the Company provides to the trustee under such REMIC an opinion of counsel to the effect that the holding of such REO Property subsequent to the close of the third taxable year following the taxable year in which the Mortgage Loan became an REO Property, will not result in the imposition of taxes on "prohibited transactions" as defined in
Section 860F of the Code, or cause the transaction to fail to qualify as a REMIC at any time that certificates are outstanding. Company shall manage, conserve, protect and operate each such REO Property for the certificateholders solely for the purpose of its prompt disposition and sale in a manner which does not cause such property to fail to qualify as "foreclosure property" within the meaning of Section 860F(a)(2)(E) of the Code, or any "net income from foreclosure property" which is subject to taxation under the REMIC provisions of the Code. Pursuant to its efforts to sell such property, the Company shall either itself or through an agent selected by Company, protect and conserve such property in the same manner and to such an extent as is customary in the locality where such property is located. Additionally, Company shall perform the tax withholding and reporting related to Sections 1445 and 6050J of the Code.

      Section 4.04 ESTABLISHMENT OF CUSTODIAL ACCOUNTS; DEPOSITS IN CUSTODIAL ACCOUNTS.

      The Company shall segregate and hold all funds collected and received pursuant to each Mortgage Loan separate and apart from any of its own funds and general assets and shall establish and maintain one or more Custodial Accounts. The Custodial Account shall be an Eligible Account. Funds shall be deposited in the Custodial Account within 24 hours of receipt, and shall at all times be insured by the FDIC up to the FDIC insurance limits, or must be invested in Permitted Investments for the benefit of the Purchaser. Funds deposited in the Custodial Account may be drawn on by the Company in accordance with Section 4.05. The creation of any Custodial Account shall be evidenced by a letter agreement in the form shown in Exhibit B hereto. The original of such letter agreement shall be furnished to the Purchaser on the Closing Date, and upon the request of any subsequent Purchaser.

      The Company shall deposit in the Custodial Account on a daily basis, and retain therein the following payments and collections received or made by it subsequent to the Cut-off Date, or received by it prior to the Cut-off Date but allocable to a period subsequent thereto, other than in respect of principal and interest on the Mortgage Loans due on or before the Cut-off
Date:

      (i)  all  payments  on  account  of   principal,   including   Principal
Prepayments, on the Mortgage Loans;

      (ii) all payments on account of interest on the Mortgage Loans adjusted to the Mortgage Loan Remittance Rate;

      (iii) all Liquidation Proceeds;

      (iv) any amounts required to be deposited by the Company in connection with any REO Property pursuant to Section 4.13 and in connection therewith, the Company shall provide the Purchaser with written detail itemizing all of such amounts;

      (v) all Insurance Proceeds including amounts required to be deposited pursuant to Sections 4.08, 4.10 and 4.11, other than proceeds to be held in the Escrow Account and applied to the restoration or repair of the Mortgaged Property or released to the Mortgagor in accordance with Accepted Servicing Practices, the Mortgage Loan Documents or applicable law;

      (vi) all Condemnation Proceeds affecting any Mortgaged Property which are not released to the Mortgagor in accordance with Accepted Servicing Practices, the loan documents or applicable law;

      (vii) any Monthly Advances;

      (viii) with respect to each full or partial Principal Prepayment, any Prepayment Interest Shortfalls, to the extent of the Company's aggregate Servicing Fee received with respect to the related Prepayment Period;

      (ix) any amounts  required to be  deposited  by the Company  pursuant to
Section 4.10 in connection with the deductible clause in any blanket hazard insurance policy, such deposit shall be made from the Company's own funds, without reimbursement therefor; and

      (x) any amounts required to be deposited in the Custodial Account pursuant to Section 4.01, 4.13 or 6.02.

      The foregoing requirements for deposit in the Custodial Account shall be exclusive, it being understood and agreed that, without limiting the generality of the foregoing, payments in the nature of late payment charges and assumption fees, to the extent permitted by Section 6.01, need not be deposited by the Company in the Custodial Account. Any interest paid on funds deposited in the Custodial Account by the depository institution shall accrue to the benefit of the Company and the Company shall be entitled to retain and withdraw such interest from the Custodial Account pursuant to Section 4.05
(iv). The Purchaser shall not be responsible for any losses suffered with respect to investment of funds in the Custodial Account.


      Section 4.05      PERMITTED WITHDRAWALS FROM THE CUSTODIAL ACCOUNT.

      The Company may, from time to time, withdraw from the Custodial Account for the following purposes:

      (i) to make payments to the Purchaser in the amounts and in the manner provided for in Section 5.01;

      (ii) to reimburse itself for Monthly Advances, the Company's right to reimburse itself pursuant to this subclause (ii) being limited to amounts received on the related Mortgage Loan which represent late collections (net of the related Servicing Fees) of principal and/or interest respecting which any such advance was made, it being understood that, in the case of such reimbursement, the Company's right thereto shall be prior to the rights of the Purchaser, except that, where the Company is required to repurchase a Mortgage Loan, pursuant to Section 3.03, the Company's right to such reimbursement shall be subsequent to the payment to the Purchaser of the Repurchase Price pursuant to such Section and all other amounts required to be paid to the Purchaser with respect to such Mortgage Loan;

      (iii) to reimburse itself for unreimbursed Servicing Advances and any unpaid Servicing Fees(or REO administration fees described in Section 4.13), the Company's right to reimburse itself pursuant to this subclause (iii) with respect to any Mortgage Loan being limited to related proceeds from Liquidation Proceeds, Condemnation Proceeds and Insurance Proceeds in accordance with the relevant provisions of the Fannie Mae Guides or as otherwise set forth in this Agreement; any recovery shall be made upon liquidation of the REO Property;

      (iv) to pay to itself as part of its servicing compensation (a) any interest earned on funds in the Custodial Account (all such interest to be withdrawn monthly not later than each Remittance Date), and (b) the Servicing Fee from that portion of any payment or recovery as to interest with respect to a particular Mortgage Loan;

      (v) to pay to itself with respect to each Mortgage Loan that has been repurchased pursuant to Section 3.03 all amounts received thereon and not distributed as of the date on which the related repurchase price is determined,

      (vi) to transfer funds to another  Eligible  Account in accordance  with
Section 4.09 hereof;

      (vii) to remove funds inadvertently placed in the Custodial Account by the Company;

      (vi) to clear and terminate the Custodial Account upon the termination of this Agreement; and

      (vii) to reimburse itself for Nonrecoverable Advances to the extent not reimbursed pursuant to clause (ii) or clause (iii).

      Section 4.06      ESTABLISHMENT OF ESCROW ACCOUNTS;  DEPOSITS IN ESCROW
ACCOUNTS.

      The Company shall segregate and hold all funds collected and received pursuant to each Mortgage Loan which constitute Escrow Payments separate and apart from any of its own funds and general assets and shall establish and maintain one or more Escrow Accounts. The Escrow Account shall be an Eligible Account. Funds deposited in each Escrow Account shall at all times be insured in a manner to provide maximum insurance under the insurance limitations of the FDIC, or must be invested in Permitted Investments. Funds deposited in the Escrow Account may be drawn on by the Company in accordance with Section 4.07. The creation of any Escrow Account shall be evidenced by a letter agreement in the form shown in Exhibit C. The original of such letter agreement shall be furnished to the Purchaser on the Closing Date, and upon request to any subsequent purchaser.

      The Company shall deposit in the Escrow Account or Accounts on a daily basis, and retain therein:

      (i) all Escrow Payments collected on account of the Mortgage Loans, for the purpose of effecting timely payment of any such items as required under the terms of this Agreement;

      (ii) all Insurance Proceeds which are to be applied to the restoration or repair of any Mortgaged Property; and

      (iii) all Servicing Advances for Mortgagors whose Escrow Payments are insufficient to cover escrow disbursements.

      The Company shall make withdrawals from the Escrow Account only to effect such payments as are required under this Agreement, and for such other purposes as shall be as set forth or in accordance with Section 4.07. The Company shall be entitled to retain any interest paid on funds deposited in the Escrow Account by the depository institution other than interest on escrowed funds required by law to be paid to the Mortgagor and, to the extent required by law, the Company shall pay interest on escrowed funds to the Mortgagor notwithstanding that the Escrow Account is non-interest bearing or that interest paid thereon is insufficient for such purposes. The Purchaser shall not be responsible for any losses suffered with respect to investment of funds in the Escrow Account.


      Section 4.07      PERMITTED WITHDRAWALS FROM ESCROW ACCOUNT.

      Withdrawals from the Escrow Account may be made by Company only:

      (i) to effect timely payments of ground rents, taxes, assessments, water rates, Primary Mortgage Insurance Policy premiums, if applicable, fire and hazard insurance premiums, condominium assessments and comparable items;

      (ii) to reimburse Company for any Servicing Advance made by Company with respect to a related Mortgage Loan but only from amounts received on the related Mortgage Loan which represent late payments or collections of Escrow Payments thereunder;

      (iii) to refund to the Mortgagor any funds as may be determined to be overages;

      (iv) for transfer to the Custodial Account in accordance with the terms of this Agreement;

      (v) for application to restoration or repair of the Mortgaged Property;

      (vi) to pay to the Company, or to the Mortgagor to the extent required by law, any interest paid on the funds deposited in the Escrow Account;

      (vii) to clear and terminate the Escrow Account on the termination of this Agreement. As part of its servicing duties, the Company shall pay to the Mortgagors interest on funds in Escrow Account, to the extent required by law, and to the extent that interest earned on funds in the Escrow Account is insufficient, shall pay such interest from its own funds, without any reimbursement therefor; and

      (viii) to pay to the Mortgagors or other parties Insurance Proceeds deposited in accordance with Section 4.06.

      Section 4.0 PAYMENT OF TAXES, INSURANCE AND OTHER CHARGES; MAINTENANCE OF PRIMARY MORTGAGE INSURANCE POLICIES; COLLECTIONS THEREUNDER.

      With respect to each Mortgage Loan, the Company shall maintain accurate records reflecting the status of ground rents, taxes, assessments, water rates and other charges which are or may become a lien upon the Mortgaged Property and the status of primary mortgage insurance premiums and fire and hazard insurance coverage and shall obtain, from time to time, all bills for the payment of such charges, including renewal premiums and shall effect payment thereof prior to the applicable penalty or termination date and at a time appropriate for securing maximum discounts allowable, employing for such purpose deposits of the Mortgagor in the Escrow Account which shall have been estimated and accumulated by the Company in amounts sufficient for such purposes, as allowed under the terms of the Mortgage or applicable law. To the extent that the Mortgage does not provide for Escrow Payments, the Company shall determine that any such payments are made by the Mortgagor at the time they first become due. The Company assumes full responsibility for the timely payment of all such bills and shall effect timely payments of all such bills irrespective of the Mortgagor's faithful performance in the payment of same or the making of the Escrow Payments and shall make advances from its own funds to effect such payments.

      The Company will maintain in full force and effect Primary Mortgage Insurance Policies issued by a Qualified Insurer with respect to each Mortgage Loan for which such coverage is herein required. Such coverage will be terminated only with the approval of Purchaser, or as required by applicable law or regulation. The Company will not cancel or refuse to renew any Primary Mortgage Insurance Policy in effect on the Closing Date that is required to be kept in force under this Agreement unless a replacement Primary Mortgage Insurance Policy for such canceled or nonrenewed policy is obtained from and maintained with a Qualified Insurer. The Company shall not take any action which would result in non-coverage under any applicable Primary Mortgage Insurance Policy of any loss which, but for the actions of the Company would have been covered thereunder. In connection with any assumption or substitution agreement entered into or to be entered into pursuant to Section 6.01, the Company shall promptly notify the insurer under the related Primary Mortgage Insurance Policy, if any, of such assumption or substitution of liability in accordance with the terms of such policy and shall take all actions which may be required by such insurer as a condition to the continuation of coverage under the Primary Mortgage Insurance Policy. If such Primary Mortgage Insurance Policy is terminated as a result of such assumption or substitution of liability, the Company shall obtain a replacement Primary Mortgage Insurance Policy as provided above.

      In connection with its activities as servicer, the Company agrees to prepare and present, on behalf of itself and the Purchaser, claims to the insurer under any Private Mortgage Insurance Policy in a timely fashion in accordance with the terms of such Primary Mortgage Insurance Policy and, in this regard, to take such action as shall be necessary to permit recovery under any Primary Mortgage Insurance Policy respecting a defaulted Mortgage Loan. Pursuant to Section 4.04, any amounts collected by the Company under any Primary Mortgage Insurance Policy shall be deposited in the Custodial Account, subject to withdrawal pursuant to Section 4.05.

      Section 4.09      TRANSFER OF ACCOUNTS.

      The Company may transfer the Custodial Account or the Escrow Account to a different Eligible Account from time to time. Such transfer shall be made only upon obtaining the prior written consent of the Purchaser, which consent will not be unreasonably withheld.

      Section 4.10      MAINTENANCE OF HAZARD INSURANCE.

      The Company shall cause to be maintained for each Mortgage Loan fire and hazard insurance with extended coverage as is acceptable to Fannie Mae or FHLMC and customary in the area where the Mortgaged Property is located in an amount which is equal to the lesser of (i) the maximum insurable value of the improvements securing such Mortgage Loan or (ii) the greater of (a) the outstanding principal balance of the Mortgage Loan, and (b) an amount such that the proceeds thereof shall be sufficient to prevent the Mortgagor and/or the mortgagee from becoming a co-insurer. If required by the Flood Disaster Protection Act of 1973, as amended, each Mortgage Loan shall be covered by a flood insurance policy meeting the requirements of the current guidelines of the Federal Insurance Administration in effect with an insurance carrier acceptable to Fannie Mae or FHLMC, in an amount representing coverage not less than the least of (i) the outstanding principal balance of the Mortgage Loan,
(ii) the maximum insurable value of the improvements securing such Mortgage Loan or (iii) the maximum amount of insurance which is available under the Flood Disaster Protection Act of 1973, as amended. If at any time during the term of the Mortgage Loan, the Company determines in accordance with applicable law and pursuant to the Fannie Mae Guides that a Mortgaged Property is located in a special flood hazard area and is not covered by flood insurance or is covered in an amount less than the amount required by the Flood Disaster Protection Act of 1973, as amended, the Company shall notify the related Mortgagor that the Mortgagor must obtain such flood insurance coverage, and if said Mortgagor fails to obtain the required flood insurance coverage within forty-five (45) days after such notification, the Company shall immediately force place the required flood insurance on the Mortgagor's behalf. The Company shall also maintain on each REO Property, fire and hazard insurance with extended coverage in an amount which is at least equal to the maximum insurable value of the improvements which are a part of such property, and, to the extent required and available under the Flood Disaster Protection Act of 1973, as amended, flood insurance in an amount as provided above. Any amounts collected by the Company under any such policies other than amounts to be deposited in the Escrow Account and applied to the restoration or repair of the Mortgaged Property or REO Property, or released to the Mortgagor in accordance with Accepted Servicing Practices, shall be deposited in the Custodial Account, subject to withdrawal pursuant to Section 4.05. It is understood and agreed that no other additional insurance need be required by the Company of the Mortgagor or maintained on property acquired in respect of the Mortgage Loan, other than pursuant to this Agreement, the Fannie Mae Guides or such applicable state or federal laws and regulations as shall at any time be in force and as shall require such additional insurance. All such policies shall be endorsed with standard mortgagee clauses with loss payable to the Company and its successors and/or assigns and shall provide for at least thirty days prior written notice of any cancellation, reduction in the amount or material change in coverage to the Company. The Company shall not interfere with the Mortgagor's freedom of choice in selecting either his insurance carrier or agent, provided, however, that the Company shall not accept any such insurance policies from insurance companies unless such companies are Qualified Insurers.

      Section 4.11      MAINTENANCE OF MORTGAGE IMPAIRMENT INSURANCE POLICY.

      In the event that the Company shall obtain and maintain a blanket policy issued by a Qualified Insurer insuring against hazard losses on all of the Mortgage Loans, then, to the extent such policy provides coverage in an amount equal to the amount required pursuant to Section 4.10 and otherwise complies with all other requirements of Section 4.10, it shall conclusively be deemed to have satisfied its obligations as set forth in Section 4.10, it being understood and agreed that such policy may contain a deductible clause, in which case the Company shall, in the event that there shall not have been maintained on the related Mortgaged Property or REO Property a policy complying with Section 4.10, and there shall have been a loss which would have been covered by such policy, deposit in the Custodial Account the amount not otherwise payable under the blanket policy because of such deductible clause. In connection with its activities as servicer of the Mortgage Loans, the Company agrees to prepare and present, on behalf of the Purchaser, claims under any such blanket policy in a timely fashion in accordance with the terms of such policy. Upon request of the Purchaser, the Company shall cause to be delivered to the Purchaser a certified true copy of such policy and shall use its best efforts to obtain a statement from the insurer thereunder that such policy shall in no event be terminated or materially modified without thirty
(30) days' prior written notice to the Purchaser.

      Section 4.12      FIDELITY BOND, ERRORS AND OMISSIONS INSURANCE.

      The Company shall maintain, at its own expense, a blanket fidelity bond and an errors and omissions insurance policy, with broad coverage with responsible companies on all officers, employees or other persons acting in any capacity with regard to the Mortgage Loan to handle funds, money, documents and papers relating to the Mortgage Loan. The Fidelity Bond shall be in the form of the Mortgage Banker's Blanket Bond and shall protect and insure the Company against losses, including forgery, theft, embezzlement and fraud of such persons. The errors and omissions insurance shall protect and insure the Company against losses arising out of errors and omissions and negligent acts of such persons. Such errors and omissions insurance shall also protect and insure the Company against losses in connection with the failure to maintain any insurance policies required pursuant to this Agreement and the release or satisfaction of a Mortgage Loan without having obtained payment in full of the indebtedness secured thereby. No provision of this Section 4.12 requiring the Fidelity Bond or errors and omissions insurance shall diminish or relieve the Company from its duties and obligations as set forth in this Agreement. The minimum coverage under any such bond and insurance policy shall be at least equal to the corresponding amounts required by Fannie Mae in the Fannie Mae Guides. Upon request by the Purchaser, the Company shall deliver to the Purchaser a certificate from the surety and the insurer as to the existence of the Fidelity Bond and errors and omissions insurance policy and shall obtain a statement from the surety and the insurer that such Fidelity Bond or insurance policy shall in no event be terminated or materially modified without thirty (30) days' prior written notice to the Purchaser. The Company shall notify the Purchaser within five (5) business days of receipt of notice that such Fidelity Bond or insurance policy will be, or has been, materially modified or terminated. The Purchaser (or any party having the status of Purchaser hereunder) and any subsidiary thereof and their successors or assigns as their interests may appear must be named as loss payees on the Fidelity Bond and as additional insured on the errors and omissions policy. Upon request by Purchaser, Company shall provide Purchaser with an insurance certificate certifying coverage under this Section 4.12, and will provide an update to such certificate upon request, or upon renewal or material modification of coverage.

      Section 4.13      TITLE, MANAGEMENT AND DISPOSITION OF REO PROPERTY.

      In the event that title to the Mortgaged Property is acquired in foreclosure or by deed in lieu of foreclosure, the deed or certificate of sale shall be taken in the name of the Purchaser or its designee, or in the event the Purchaser or its designee is not authorized or permitted to hold title to real property in the state where the REO Property is located, or would be adversely affected under the "doing business" or tax laws of such state by so holding title, the deed or certificate of sale shall be taken in the name of such Person or Persons as shall be consistent with an opinion of counsel obtained by the Company from an attorney duly licensed to practice law in the state where the REO Property is located. Any Person or Persons holding such title other than the Purchaser shall acknowledge in writing that such title is being held as nominee for the benefit of the Purchaser.

      The Company shall notify the Purchaser in accordance with the Fannie Mae Guides of each acquisition of REO Property upon such acquisition (and, in any event, shall provide notice of the consummation of any foreclosure sale within three (3) Business Days of the date Company receives notice of such consummation), together with a copy of the drive by appraisal or brokers price opinion of the Mortgaged Property obtained in connection with such acquisition, and thereafter assume the responsibility for marketing such REO property in accordance with Accepted Servicing Practices. Thereafter, the Company shall continue to provide certain administrative services to the Purchaser relating to such REO Property as set forth in this Section 4.13. No Servicing Fee shall be assessed or otherwise accrue on any REO Property from and after the date on which it becomes an REO Property.

      The Company shall, either itself or through an agent selected by the Company, and in accordance with the Fannie Mae Guides manage, conserve, protect and operate each REO Property in the same manner that it manages, conserves, protects and operates other foreclosed property for its own account, and in the same manner that similar property in the same locality as the REO Property is managed. The Company shall cause each REO Property to be inspected promptly upon the acquisition of title thereto and shall cause each REO Property to be inspected at least monthly thereafter or more frequently as required by the circumstances. The Company shall make or cause to be made a written report of each such inspection. Such reports shall be retained in the Mortgage File and copies thereof shall be forwarded by the Company to the Purchaser.

      The Company shall use its best efforts to dispose of the REO Property as soon as possible and shall sell such REO Property in any event within one year after title has been taken to such REO Property, unless the Company determines, and gives an appropriate notice to the Purchaser to such effect, that a longer period is necessary for the orderly liquidation of such REO Property. If a longer period than one (1) year is permitted under the foregoing sentence and is necessary to sell any REO Property, the Company shall report monthly to the Purchaser as to the progress being made in selling such REO Property. No REO Property shall be marketed for less than the Appraised Value, without the prior consent of Purchaser. No REO Property shall be sold for less than ninety five percent (95%) of its Appraised Value, without the prior consent of Purchaser. All requests for reimbursement of Servicing Advances shall be in accordance with the Fannie Mae Guides. The disposition of REO Property shall be carried out by the Company at such price, and upon such terms and conditions, as the Company deems to be in the best interests of the Purchaser (subject to the above conditions) only with the prior written consent of the Purchaser. Company shall provide monthly reports to Purchaser in reference to the status of the marketing of the REO Properties.

      Notwithstanding anything to the contrary contained herein, the Purchaser may, at the Purchaser's sole option, terminate the Company as servicer of any such REO Property without payment of any termination fee with respect thereto, provided that the Company shall on the date said termination takes effect be reimbursed for any unreimbursed advances of the Company's funds made pursuant to Section 5.03 and any unreimbursed Servicing Advances and Servicing Fees in each case relating to the Mortgage Loan underlying such REO Property notwithstanding anything to the contrary set forth in Section 4.05. In the event of any such termination, the provisions of Section 11.01 hereof shall apply to said termination and the transfer of servicing responsibilities with respect to such REO Property to the Purchaser or its designee. Within five Business Days of any such termination, the Company shall, if necessary convey such property to the Purchaser and shall further provide the Purchaser with the following information regarding the subject REO Property: the related drive by appraisal or brokers price opinion, and copies of any related Mortgage Impairment Insurance Policy claims. In addition, within five Business Days, the Company shall provide the Purchaser with the following information and documents regarding the subject REO Property: the related trustee's deed upon sale and copies of any related hazard insurance claims, or repair bids.

      Section 4.1      NOTIFICATION OF MATURITY DATE.

      With respect to each Mortgage Loan, the Company shall execute and deliver to the Mortgagor any and all necessary notices required under applicable law and the terms of the related Mortgage Note and Mortgage regarding the maturity date if required under applicable law.

                                    ARTICLE V

                            PAYMENTS TO THE PURCHASER

      Section 5.01      DISTRIBUTIONS.

      On each Remittance Date, the Company shall distribute by wire transfer of immediately available funds to the Purchaser (i) all amounts credited to the Custodial Account as of the close of business on the preceding Determination Date, net of charges against or withdrawals from the Custodial Account pursuant to Section 4.05, plus (ii) all Monthly Advances, if any, which the Company is obligated to distribute pursuant to Section 5.03, plus,
(iii) interest at the Mortgage Loan Remittance Rate on any Principal Prepayment from the date of such Principal Prepayment through the end of the month for which disbursement is made provided that the Company's obligation as to payment of such interest shall be limited to the Servicing Fee earned during the month of the distribution, minus (iv) any amounts attributable to Monthly Payments collected but due on a Due Date or Dates subsequent to the preceding Determination Date, which amounts shall be remitted on the Remittance Date next succeeding the Due Period for such amounts. It is understood that, by operation of Section 4.04, the remittance on the first Remittance Date with respect to Mortgage Loans purchased pursuant to the related Term Sheet is to include principal collected after the Cut-off Date through the preceding Determination Date plus interest, adjusted to the Mortgage Loan Remittance Rate collected through such Determination Date exclusive of any portion thereof allocable to the period prior to the Cut-off Date, with the adjustments specified in clauses (ii), (iii) and (iv) above.

      With respect to any remittance received by the Purchaser after the Remittance Date, the Company shall pay to the Purchaser interest on any such late payment at an annual rate equal to the Prime Rate, adjusted as of the date of each change, plus three (3) percentage points, but in no event greater than the maximum amount permitted by applicable law. Such interest shall cover the period commencing with the day following the Business Day such payment was due and ending with the Business Day on which such payment is made to the Purchaser, both inclusive. The payment by the Company of any such interest shall not be deemed an extension of time for payment or a waiver of any Event of Default by the Company. On each Remittance Date, the Company shall provide a remittance report detailing all amounts being remitted pursuant to this
Section 5.01.

      Section 5.02      STATEMENTS TO THE PURCHASER.

      The Company shall furnish to Purchaser an individual loan accounting report, as of the last Business Day of each month, in the Company's assigned loan number order to document Mortgage Loan payment activity on an individual Mortgage Loan basis. With respect to each month, the corresponding individual loan accounting report shall be received by the Purchaser no later than the fifth Business Day of the following month on a disk or tape or other computer-readable format in such format as may be mutually agreed upon by both Purchaser and Company, and no later than the fifth Business Day of the following month in hard copy, and shall contain the following:

      (i) With respect to each Monthly Payment, the amount of such remittance allocable to principal (including a separate breakdown of any Principal Prepayment, including the date of such prepayment, and any prepayment penalties or premiums, along with a detailed report of interest on principal prepayment amounts remitted in accordance with Section 4.04);

      (ii) with respect to each Monthly Payment, the amount of such remittance allocable to interest;

      (iii) the amount of servicing compensation received by the Company during the prior distribution period;

      (iv) the aggregate Stated Principal Balance of the Mortgage Loans;

      (v) the aggregate of any expenses reimbursed to the Company during the prior distribution period pursuant to Section 4.05;

      (vi) The number and aggregate outstanding principal balances of Mortgage Loans (a) delinquent (1) 30 to 59 days, (2) 60 to 89 days, (3) 90 days or more; (b) as to which foreclosure has commenced; and (c) as to which REO Property has been acquired; and

      The Company shall also provide a trial balance, sorted in Purchaser's assigned loan number order, in the form of Exhibit E hereto, with each such Report.

      The Company shall prepare and file any and all information statements or other filings required to be delivered to any governmental taxing authority or to Purchaser pursuant to any applicable law with respect to the Mortgage Loans and the transactions contemplated hereby. In addition, the Company shall provide Purchaser with such information concerning the Mortgage Loans as is necessary for Purchaser to prepare its federal income tax return as Purchaser may reasonably request from time to time.

      In addition, not more than sixty (60) days after the end of each calendar year, the Company shall furnish to each Person who was a Purchaser at any time during such calendar year an annual statement in accordance with the requirements of applicable federal income tax law as to the aggregate of remittances for the applicable portion of such year.

      Section 5.03      MONTHLY ADVANCES BY THE COMPANY.

      Not later than the close of business on the Business Day preceding each Remittance Date, the Company shall deposit in the Custodial Account an amount equal to all payments not previously advanced by the Company, whether or not deferred pursuant to Section 4.01, of principal (due after the Cut-off Date) and interest not allocable to the period prior to the Cut-off Date, adjusted to the Mortgage Loan Remittance Rate, which were due on a Mortgage Loan and delinquent at the close of business on the related Determination Date.

      The Company's obligation to make such Monthly Advances as to any Mortgage Loan will continue through the last Monthly Payment due prior to the payment in full of the Mortgage Loan, or through the Remittance Date prior to the date on which the Mortgaged Property liquidates (including Insurance Proceeds, proceeds from the sale of REO Property or Condemnation Proceeds) with respect to the Mortgage Loan unless the Company deems such advance to be a Nonrecoverable Advance. In such event, the Company shall deliver to the Purchaser an Officer's Certificate of the Company to the effect that an officer of the Company has reviewed the related Mortgage File and has made the reasonable determination that any additional advances are nonrecoverable.

      Section 5.04      LIQUIDATION REPORTS.

      Upon the foreclosure sale of any Mortgaged Property or the acquisition thereof by the Purchaser pursuant to a deed-in-lieu of foreclosure, the Company shall submit to the Purchaser a liquidation report with respect to such Mortgaged Property in a form mutually acceptable to Company and Purchaser. The Company shall also provide reports on the status of REO Property containing such information as Purchaser may reasonably require.

      Section 5.05      PREPAYMENT INTEREST SHORTFALLS.

      Not later than the close of business on the Business Day preceding each Remittance Date in the month following the related Prepayment Period, the Company shall deposit in the Custodial Account an amount equal to any Prepayment Interest Shortfalls with respect to such Prepayment Period, which in the aggregate shall not exceed the Company's aggregate Servicing Fee received with respect to the related Due Period.

                                   ARTICLE VI

                          GENERAL SERVICING PROCEDURES

      Section 6.01      ASSUMPTION AGREEMENTS.

      The Company will, to the extent it has knowledge of any conveyance or prospective conveyance by any Mortgagor of the Mortgaged Property (whether by absolute conveyance or by contract of sale, and whether or not the Mortgagor remains or is to remain liable under the Mortgage Note and/or the Mortgage), exercise its rights to accelerate the maturity of such Mortgage Loan under any "due-on-sale" clause to the extent permitted by law; provided, however, that the Company shall not exercise any such rights if prohibited by law or the terms of the Mortgage Note from doing so or if the exercise of such rights would impair or threaten to impair any recovery under the related Primary Mortgage Insurance Policy, if any. If the Company reasonably believes it is unable under applicable law to enforce such "due-on-sale" clause, the Company, with the approval of the Purchaser, will enter into an assumption agreement with the person to whom the Mortgaged Property has been conveyed or is proposed to be conveyed, pursuant to which such person becomes liable under the Mortgage Note and, to the extent permitted by applicable state law, the Mortgagor remains liable thereon. Where an assumption is allowed pursuant to this Section 6.01, the Company, with the prior consent of the Purchaser and the primary mortgage insurer, if any, is authorized to enter into a substitution of liability agreement with the person to whom the Mortgaged Property has been conveyed or is proposed to be conveyed pursuant to which the original mortgagor is released from liability and such Person is substituted as mortgagor and becomes liable under the related Mortgage Note. Any such substitution of liability agreement shall be in lieu of an assumption agreement.

      In connection with any such assumption or substitution of liability, the Company shall follow the underwriting practices and procedures of the Company. With respect to an assumption or substitution of liability, the Mortgage Interest Rate borne by the related Mortgage Note, the amount of the Monthly Payment and the maturity date may not be changed (except pursuant to the terms of the Mortgage Note). If the credit of the proposed transferee does not meet such underwriting criteria, the Company diligently shall, to the extent permitted by the Mortgage or the Mortgage Note and by applicable law, accelerate the maturity of the Mortgage Loan. The Company shall notify the Purchaser that any such substitution of liability or assumption agreement has been completed by forwarding to the Purchaser the original of any such substitution of liability or assumption agreement, which document shall be added to the related Mortgage File and shall, for all purposes, be considered a part of such Mortgage File to the same extent as all other documents and instruments constituting a part thereof. All fees collected by the Company for entering into an assumption or substitution of liability agreement shall belong to the Company.

      Notwithstanding the foregoing paragraphs of this Section or any other provision of this Agreement, the Company shall not be deemed to be in default, breach or any other violation of its obligations hereunder by reason of any assumption of a Mortgage Loan by operation of law or any assumption which the Company may be restricted by law from preventing, for any reason whatsoever. For purposes of this Section 6.01, the term "assumption" is deemed to also include a sale of the Mortgaged Property subject to the Mortgage that is not accompanied by an assumption or substitution of liability agreement.

      Section 6.02      SATISFACTION  OF  MORTGAGES  AND  RELEASE OF MORTGAGE
                        FILES.

      Upon the payment in full of any Mortgage Loan, or the receipt by the Company of a notification that payment in full will be escrowed in a manner customary for such purposes, the Company will immediately notify the Purchaser by a certification, which certification shall include a statement to the effect that all amounts received or to be received in connection with such payment which are required to be deposited in the Custodial Account pursuant to Section 4.04 have been or will be so deposited, of a Servicing Officer and shall request delivery to it of the portion of the Mortgage File held by the Purchaser. The Purchaser shall no later than five Business Days after receipt of such certification and request, release or cause to be released to the Company, the related Mortgage Loan Documents and, upon its receipt of such documents, the Company shall promptly prepare and deliver to the Purchaser the requisite satisfaction or release. No later than five (5) Business Days following its receipt of such satisfaction or release, the Purchaser shall deliver, or cause to be delivered, to the Company the release or satisfaction properly executed by the owner of record of the applicable mortgage or its duly appointed attorney in fact. No expense incurred in connection with any instrument of satisfaction or deed of reconveyance shall be chargeable to the Custodial Account.

      In the event the Company satisfies or releases a Mortgage without having obtained payment in full of the indebtedness secured by the Mortgage or should it otherwise prejudice any right the Purchaser may have under the mortgage instruments, the Company, upon written demand, shall remit within two (2) Business Days to the Purchaser the then outstanding principal balance of the related Mortgage Loan by deposit thereof in the Custodial Account. The Company shall maintain the Fidelity Bond and errors and omissions insurance insuring the Company against any loss it may sustain with respect to any Mortgage Loan not satisfied in accordance with the procedures set forth herein.

      From time to time and as appropriate for the servicing or foreclosure of the Mortgage Loan, including for the purpose of collection under any Primary Mortgage Insurance Policy, the Purchaser shall, upon request of the Company and delivery to the Purchaser of a servicing receipt signed by a Servicing Officer, release the portion of the Mortgage File held by the Purchaser to the Company. Such servicing receipt shall obligate the Company to return the related Mortgage documents to the Purchaser when the need therefor by the Company no longer exists, unless the Mortgage Loan has been liquidated and the Liquidation Proceeds relating to the Mortgage Loan have been deposited in the Custodial Account or the Mortgage File or such document has been delivered to an attorney, or to a public trustee or other public official as required by law, for purposes of initiating or pursuing legal action or other proceedings for the foreclosure of the Mortgaged Property either judicially or non-judicially, and the Company has delivered to the Purchaser a certificate of a Servicing Officer certifying as to the name and address of the Person to which such Mortgage File or such document was delivered and the purpose or purposes of such delivery. Upon receipt of a certificate of a Servicing Officer stating that such Mortgage Loan was liquidated, the servicing receipt shall be released by the Purchaser to the Company.

      Section 6.03      SERVICING COMPENSATION.

      As compensation for its services hereunder, the Company shall be entitled to withdraw from the Custodial Account (to the extent of interest payments collected on the Mortgage Loans) or to retain from interest payments collected on the Mortgage Loans, the amounts provided for as the Company's Servicing Fee, subject to payment of compensating interest on Principal Prepayments as capped by the Servicing Fee pursuant to Section 5.01 (iii). Additional servicing compensation in the form of assumption fees, as provided in Section 6.01, and late payment charges or otherwise shall be retained by the Company to the extent not required to be deposited in the Custodial Account. No Servicing Fee shall be payable in connection with partial Monthly Payments. The Company shall be required to pay all expenses incurred by it in connection with its servicing activities hereunder and shall not be entitled to reimbursement therefor except as specifically provided for.

      Section 6.04      ANNUAL STATEMENT AS TO COMPLIANCE.

      The Company will deliver to the Purchaser not later than 90 days following the end of each fiscal year of the Company beginning in March 2004, an Officers' Certificate stating, as to each signatory thereof, that (i) a review of the activities of the Company during the preceding calendar year and of performance under this Agreement has been made under such officers' supervision, and (ii) to the best of such officers' knowledge, based on such review, the Company has fulfilled all of its obligations under this Agreement throughout such year, or, if there has been a default in the fulfillment of any such obligation, specifying each such default known to such officers and the nature and status of cure provisions thereof. Copies of such statement shall be provided by the Company to the Purchaser upon request.

      Section 6.05 ANNUAL INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' SERVICING REPORT.

      Within ninety (90) days of Company's fiscal year end beginning in March 2004, the Company at its expense shall cause a firm of independent public accountants which is a member of the American Institute of Certified Public Accountants to furnish a statement to the Purchaser to the effect that such firm has examined certain documents and records relating to the Company's servicing of mortgage loans of the same type as the Mortgage Loans pursuant to servicing agreements substantially similar to this Agreement, which agreements may include this Agreement, and that, on the basis of such an examination, conducted substantially in the uniform single audit program for mortgage bankers, such firm is of the opinion that the Company's servicing has been conducted in compliance with the agreements examined pursuant to this Section 6.05, except for (i) such exceptions as such firm shall believe to be immaterial, and (ii) such other exceptions as shall be set forth in such statement. Copies of such statement shall be provided by the Company to the Purchaser. In addition, on an annual basis, Company shall provided Purchaser with copies of its audited financial statements.

      Section 6.06      PURCHASER'S RIGHT TO EXAMINE COMPANY RECORDS.

      The Purchaser shall have the right to examine and audit upon reasonable notice to the Company, during business hours or at such other times as might be reasonable under applicable circumstances, any and all of the books, records, documentation or other information of the Company, or held by another for the Company or on its behalf or otherwise, which relates to the performance or observance by the Company of the terms, covenants or conditions of this Agreement.

      The Company shall provide to the Purchaser and any supervisory agents or examiners representing a state or federal governmental agency having jurisdiction over the Purchaser, including but not limited to OTS, FDIC and other similar entities, access to any documentation regarding the Mortgage Loans in the possession of the Company which may be required by any applicable regulations. Such access shall be afforded without charge, upon reasonable request, during normal business hours and at the offices of the Company, and in accordance with the FDIC, OTS, or any other similar federal or state regulations, as applicable.

                                   ARTICLE VII

                       REPORTS TO BE PREPARED BY SERVICER

      Section 7.01      COMPANY  SHALL  PROVIDE  INFORMATION  AS  REASONABLY
                        REQUIRED.

      The Company shall furnish to the Purchaser during the term of this Agreement, such periodic, special or other reports, information or documentation, whether or not provided for herein, as shall be necessary, reasonable or appropriate in respect to the Purchaser, or otherwise in respect to the Mortgage Loans and the performance of the Company under this Agreement, including any reports, information or documentation reasonably required to comply with any regulations regarding any supervisory agents or examiners of the Purchaser all such reports or information to be as provided by and in accordance with such applicable instructions and directions as the Purchaser may reasonably request in relation to this Agreement or the performance of the Company under this Agreement. The Company agrees to execute and deliver all such instruments and take all such action as the Purchaser, from time to time, may reasonably request in order to effectuate the purpose and to carry out the terms of this Agreement.

      In connection with marketing the Mortgage Loans, the Purchaser may make available to a prospective purchaser audited financial statements of the Company for the most recently completed two (2) fiscal years for which such statements are available, as well as a Consolidated Statement of Condition at the end of the last two (2) fiscal years covered by any Consolidated Statement of Operations. If it has not already done so, the Company shall furnish promptly to the Purchaser or a prospective purchaser copies of the statements specified above.

      The Company shall make reasonably available to the Purchaser or any prospective Purchaser a knowledgeable financial or accounting officer for the purpose of answering questions and to permit any prospective purchaser to inspect the Company's servicing facilities for the purpose of satisfying such prospective purchaser that the Company has the ability to service the Mortgage Loans as provided in this Agreement.

                                  ARTICLE VIII

                                  THE SERVICER

      Section 8.01      INDEMNIFICATION; THIRD PARTY CLAIMS.

      The Company agrees to indemnify the Purchaser and hold it harmless against any and all claims, losses, damages, penalties, fines, forfeitures, legal fees and related costs, judgments, and any other costs, fees and expenses that the Purchaser may sustain in any way related to the failure of the Company to observe and perform its duties, obligations, covenants, and agreements to service the Mortgage Loans in strict compliance with the terms of this Agreement. The Company agrees to indemnify the Purchaser and hold it harmless against any and all claims, losses, damages, penalties, fines, forfeitures, legal fees and related costs, judgments, and any other costs, fees and expenses that the Purchaser may sustain in any way from any claim, demand, defense or assertion based on or grounded upon, or resulting from any assertion based on, grounded upon or resulting from a breach or alleged breach of any of the representation or warranty set forth in Sections 3.01 or 3.02 of this Agreement. The Company shall immediately notify the Purchaser if a claim is made by a third party against Company with respect to this Agreement or the Mortgage Loans, assume (with the consent of the Purchaser) the defense of any such claim and pay all expenses in connection therewith, including counsel fees, whether or not such claim is settled prior to judgment, and promptly pay, discharge and satisfy any judgment or decree which may be entered against it or the Purchaser in respect of such claim. The Company shall follow any written instructions received from the Purchaser in connection with such claim. The Purchaser shall promptly reimburse the Company for all amounts advanced by it pursuant to the two preceding sentences except when the claim relates to the failure of the Company to service and administer the Mortgages in strict compliance with the terms of this Agreement, the breach of representation or warranty set forth in Sections 3.01 or 3.02, or the negligence, bad faith or willful misconduct of Company. The provisions of this
Section 8.01 shall survive termination of this Agreement.

      Section 8.02      MERGER OR CONSOLIDATION OF THE COMPANY.

      The Company will keep in full effect its existence, rights and franchises as a corporation under the laws of the state of its incorporation except as permitted herein, and will obtain and preserve its qualification to do business as a foreign corporation in each jurisdiction in which such qualification is or shall be necessary to protect the validity and enforceability of this Agreement, or any of the Mortgage Loans and to perform its duties under this Agreement.

      Any Person into which the Company may be merged or consolidated, or any corporation resulting from any merger, conversion or consolidation to which the Company shall be a party, or any Person succeeding to the business of the Company whether or not related to loan servicing, shall be the successor of the Company hereunder, without the execution or filing of any paper or any further act on the part of any of the parties hereto, anything herein to the contrary notwithstanding; provided, however, that the successor or surviving Person shall be an institution (i) having a GAAP net worth of not less than $25,000,000, (ii) the deposits of which are insured by the FDIC, SAIF and/or BIF, and which is a HUD-approved mortgagee whose primary business is in origination and servicing of first lien mortgage loans, and (iii) who is a Fannie Mae or FHLMC approved seller/servicer in good standing.

      Section 8.03      LIMITATION ON LIABILITY OF THE COMPANY AND OTHERS.

      Neither the Company nor any of the officers, employees or agents of the Company shall be under any liability to the Purchaser for any action taken or for refraining from the taking of any action in good faith pursuant to this Agreement, or for errors in judgment made in good faith; provided, however, that this provision shall not protect the Company or any such person against any breach of warranties or representations made herein, or failure to perform its obligations in strict compliance with any standard of care set forth in this Agreement, or any liability which would otherwise be imposed by reason of negligence, bad faith or willful misconduct, or any breach of the terms and conditions of this Agreement. The Company and any officer, employee or agent of the Company may rely in good faith on any document of any kind prima facie properly executed and submitted by the Purchaser respecting any matters arising hereunder. The Company shall not be under any obligation to appear in, prosecute or defend any legal action which is not incidental to its duties to service the Mortgage Loans in accordance with this Agreement and which in its reasonable opinion may involve it in any expenses or liability; provided, however, that the Company may, with the consent of the Purchaser, undertake any such action which it may deem necessary or desirable in respect to this Agreement and the rights and duties of the parties hereto. In such event, the reasonable legal expenses and costs of such action and any liability resulting therefrom shall be expenses, costs and liabilities for which the Purchaser will be liable, and the Company shall be entitled to be reimbursed therefor from the Purchaser upon written demand.

      Section 8.04      COMPANY NOT TO ASSIGN OR RESIGN.

      The Company shall not assign this Agreement or resign from the obligations and duties hereby imposed on it except by mutual consent of the Company and the Purchaser or upon the determination that its duties hereunder are no longer permissible under applicable law and such incapacity cannot be cured by the Company. Any such determination permitting the resignation of the Company shall be evidenced by an Opinion of Counsel to such effect delivered to the Purchaser which Opinion of Counsel shall be in form and substance acceptable to the Purchaser. No such resignation shall become effective until a successor shall have assumed the Company's responsibilities and obligations hereunder in the manner provided in Section 11.01.

      Section 8.05      NO TRANSFER OF SERVICING.

      With respect to the retention of the Company to service the Mortgage Loans hereunder, the Company acknowledges that the Purchaser has acted in reliance upon the Company's independent status, the adequacy of its servicing facilities, plan, personnel, records and procedures, its integrity, reputation and financial standing and the continuance thereof. Without in any way limiting the generality of this Section, the Company shall not either assign this Agreement or the servicing hereunder or delegate its rights or duties hereunder or any portion thereof, or sell or otherwise dispose of all or substantially all of its property or assets, without the prior written approval of the Purchaser, which consent shall be granted or withheld in the Purchaser's sole discretion.

      Without in any way limiting the generality of this Section 8.05, in the event that the Company either shall assign this Agreement or the servicing responsibilities hereunder or delegate its duties hereunder or any portion thereof without (i) satisfying the requirements set forth herein or (ii) the prior written consent of the Purchaser, then the Purchaser shall have the right to terminate this Agreement, without any payment of any penalty or damages and without any liability whatsoever to the Company (other than with respect to accrued but unpaid Servicing Fees and Servicing Advances remaining unpaid) or any third party.

                                   ARTICLE IX

                                     DEFAULT

      Section 9.01      EVENTS OF DEFAULT.

      In case one or more of the following Events of Default by the Company shall occur and be continuing, that is to say:

      (i) any failure by the Company to remit to the Purchaser any payment required to be made under the terms of this Agreement which continues unremedied for a period of one (1) Business Day; or

      (ii) failure on the part of the Company duly to observe or perform in any material respect any other of the covenants or agreements on the part of the Company set forth in this Agreement which continues unremedied for a period of thirty (30) days after the date on which written notice of such failure, requiring the same to be remedied, shall have been given to the Company by the Purchaser; or

      (iii) a decree or order of a court or agency or supervisory authority having jurisdiction for the appointment of a conservator or receiver or liquidator in any insolvency, bankruptcy, readjustment of debt, marshalling of assets and liabilities or similar proceedings, or for the winding-up or liquidation of its affairs, shall have been entered against the Company and such decree or order shall have remained in force undischarged or unstayed for a period of sixty days; or

      (iv) the Company shall consent to the appointment of a conservator or receiver or liquidator in any insolvency, bankruptcy, readjustment of debt, marshalling of assets and liabilities or similar proceedings of or relating to the Company or of or relating to all or substantially all of its property; or

      (v) the Company shall admit in writing its inability to pay its debts generally as they become due, file a petition to take advantage of any applicable insolvency or reorganization statute, make an assignment for the benefit of its creditors, or voluntarily suspend payment of its obligations; or

      (vi) Company ceases to be approved by either Fannie Mae or FHLMC as a mortgage loan seller or servicer for more than thirty days; or

      (vii) the Company attempts to assign its right to servicing compensation hereunder or the Company attempts, without the consent of the Purchaser, to sell or otherwise dispose of all or substantially all of its property or assets or to assign this Agreement or the servicing responsibilities hereunder or to delegate its duties hereunder or any portion thereof; or

      (viii) the Company ceases to be (a) licensed to service first lien residential mortgage loans in any jurisdiction in which a Mortgaged Property is located and such licensing is required, and (b) qualified to transact business in any jurisdiction where it is currently so qualified, but only to the extent such non-qualification materially and adversely affects the Company's ability to perform its obligations hereunder; or

      (ix) the Company fails to meet the eligibility criteria set forth in the last sentence of Section 8.02.

      Then, and in each and every such case, so long as an Event of Default shall not have been remedied, the Purchaser, by notice in writing to the Company (except in the case of an Event of Default under clauses (iii), (iv) or (v) above, in which case, automatically and without notice) Company may, in addition to whatever rights the Purchaser may have under Sections 3.03 and
8.01 and at law or equity or to damages, including injunctive relief and specific performance, terminate all the rights and obligations of the Company under this Agreement and in and to the Mortgage Loans and the proceeds thereof without compensating the Company for the same. On or after the receipt by the Company of such written notice (or, in the case of an Event of Default under clauses (iii), (iv) or (v) above, in which case, automatically and without notice), all authority and power of the Company under this Agreement, whether with respect to the Mortgage Loans or otherwise, shall pass to and be vested in the successor appointed pursuant to Section 11.01. Upon written request from the Purchaser, the Company shall prepare, execute and deliver, any and all documents and other instruments, place in such successor's possession all Mortgage Files, and do or accomplish all other acts or things necessary or appropriate to effect the purposes of such notice of termination, whether to complete the transfer and endorsement or assignment of the Mortgage Loans and related documents, or otherwise, at the Company's sole expense. The Company agrees to cooperate with the Purchaser and such successor in effecting the termination of the Company's responsibilities and rights hereunder, including, without limitation, the transfer to such successor for administration by it of all cash amounts which shall at the time be credited by the Company to the Custodial Account or Escrow Account or thereafter received with respect to the Mortgage Loans or any REO Property.

      Section 9.02      WAIVER OF DEFAULTS.

      The Purchaser may waive only by written notice any default by the Company in the performance of its obligations hereunder and its consequences. Upon any such waiver of a past default, such default shall cease to exist, and any Event of Default arising therefrom shall be deemed to have been remedied for every purpose of this Agreement. No such waiver shall extend to any subsequent or other default or impair any right consequent thereon except to the extent expressly so waived in writing.

                                    ARTICLE X

                                   TERMINATION

      Section 10.01     TERMINATION.

      The respective obligations and responsibilities of the Company shall terminate upon: (i) the later of the final payment or other liquidation (or any advance with respect thereto) of the last Mortgage Loan and the disposition of all remaining REO Property and the remittance of all funds due hereunder; or (ii) by mutual consent of the Company and the Purchaser in writing; or (iii) termination with cause under the terms of this Agreement.

      Section 10.02     TERMINATION WITHOUT CAUSE.

      The Purchaser may, at its sole option, terminate any rights the Company may have hereunder, without cause, upon no less than 90 days written notice. Any such notice of termination shall be in writing and delivered to the Company as provided in Section 11.05 of this Agreement.

                                   ARTICLE XI

                            MISCELLANEOUS PROVISIONS

      Section 11.01     SUCCESSOR TO THE COMPANY.

      Prior to termination of Company's responsibilities and duties under this Agreement pursuant to Sections 4.13, 8.04, 9.01, 10.01 (ii) or (iii), the Purchaser shall (i) succeed to and assume all of the Company's responsibilities, rights, duties and obligations under this Agreement, or (ii) appoint a successor having the characteristics set forth in Section 8.02 hereof and which shall succeed to all rights and assume all of the responsibilities, duties and liabilities of the Company under this Agreement prior to the termination of Company's responsibilities, duties and liabilities under this Agreement. In connection with such appointment and assumption, the Purchaser may make such arrangements for the compensation of such successor out of payments on Mortgage Loans as the Purchaser and such successor shall agree. In the event that the Company's duties, responsibilities and liabilities under this Agreement should be terminated pursuant to the aforementioned Sections, the Company shall discharge such duties and responsibilities during the period from the date it acquires knowledge of such termination until the effective date thereof with the same degree of diligence and prudence which it is obligated to exercise under this Agreement, and shall take no action whatsoever that might impair or prejudice the rights or financial condition of its successor. The resignation or removal of Company pursuant to the aforementioned Sections shall not become effective until a successor shall be appointed pursuant to this Section and shall in no event relieve the Company of the representations and warranties made pursuant to Sections 3.01, 3.02 and 3.03 and the remedies available to the Purchaser thereunder and under Section 8.01, it being understood and agreed that the provisions of such Sections 3.01, 3.02, 3.03 and 8.01 shall be applicable to the Company notwithstanding any such resignation or termination of the Company, or the termination of this Agreement.

      Any successor appointed as provided herein shall execute, acknowledge and deliver to the Company and to the Purchaser an instrument accepting such appointment, whereupon such successor shall become fully vested with all the rights, powers, duties, responsibilities, obligations and liabilities of the Company, with like effect as if originally named as a party to this Agreement. Any termination or resignation of the Company or this Agreement pursuant to
Section 4.13, 8.04, 9.01 or 10.01 shall not affect any claims that the Purchaser may have against the Company arising prior to any such termination or resignation.

      The Company shall promptly deliver to the successor the funds in the Custodial Account and the Escrow Account and the Mortgage Files and related documents and statements held by it hereunder and the Company shall account for all funds. The Company shall execute and deliver such instruments and do such other things all as may reasonably be required to more fully and definitely vest and confirm in the successor all such rights, powers, duties, responsibilities, obligations and liabilities of the Company. The successor shall make arrangements as it may deem appropriate to reimburse the Company for unrecovered Servicing Advances which the successor retains hereunder and which would otherwise have been recovered by the Company pursuant to this Agreement but for the appointment of the successor servicer.

      Upon a successor's acceptance of appointment as such, the Company shall notify by mail the Purchaser of such appointment.

      Section 11.02     AMENDMENT.

      This Agreement may be amended from time to time by the Company and the Purchaser by written agreement signed by the Company and the Purchaser.

      Section 11.03     RECORDATION OF AGREEMENT.

      To the extent permitted by applicable law, this Agreement is subject to recordation in all appropriate public offices for real property records in all the counties or other comparable jurisdictions in which any of the properties subject to the Mortgages are situated, and in any other appropriate public recording office or elsewhere, such recordation to be effected by the Company at the Company's expense on direction of the Purchaser accompanied by an opinion of counsel to the effect that such recordation materially and beneficially affects the interest of the Purchaser or is necessary for the administration or servicing of the Mortgage Loans.

      Section 11.04     GOVERNING LAW.

      This Agreement and the related Term Sheet shall be governed by and construed in accordance with the laws of the State of New York except to the extent preempted by Federal law. The obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

      Section 11.05     NOTICES.

      Any demands, notices or other communications permitted or required hereunder shall be in writing and shall be deemed conclusively to have been given if personally delivered at or mailed by registered mail, postage prepaid, and return receipt requested or certified mail, return receipt requested, or transmitted by telex, telegraph or telecopier and confirmed by a similar mailed writing, as follows:

      (i)   if to the Company:

            GreenPoint Mortgage Funding, Inc.
            100 Wood Hollow Drive
            Novato, California 94945
            Attention: Susan Davia
            Telecopier No: (415) 878-4369

      (ii)  if to the Purchaser:

            EMC Mortgage Corporation
            Mac Arthur Ridge II,
            909 Hidden Ridge Drive, Suite 200
            Irving, Texas 75038
            Attention:  Ms. Ralene Ruyle
            Telecopier No.:  (972) 444-2810

            With a copy to:

            Bear Stearns Mortgage Capital Corporation
            383 Madison Avenue
            New York, New York 10179
            Attention:  Mary Haggerty

or such other address as may hereafter be furnished to the other party by like notice. Any such demand, notice or communication hereunder shall be deemed to have been received on the date delivered to or received at the premises of the addressee (as evidenced, in the case of registered or certified mail, by the date noted on the return receipt).

      Section 11.06     SEVERABILITY OF PROVISIONS.

      Any part, provision, representation or warranty of this Agreement and the related Term Sheet which is prohibited or which is held to be void or unenforceable shall be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof. Any part, provision, representation or warranty of this Agreement which is prohibited or unenforceable or is held to be void or unenforceable in any jurisdiction shall be ineffective, as to such jurisdiction, to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction as to any Mortgage Loan shall not invalidate or render unenforceable such provision in any other jurisdiction. To the extent permitted by applicable law, the parties hereto waive any provision of law that prohibits or renders void or unenforceable any provision hereof. If the invalidity of any part, provision, representation or warranty of this Agreement shall deprive any party of the economic benefit intended to be conferred by this Agreement, the parties shall negotiate, in good faith, to develop a structure the economic effect of which is nearly as possible the same as the economic effect of this Agreement without regard to such invalidity.

      Section 11.07     EXHIBITS.

      The exhibits to this Agreement are hereby incorporated and made a part hereof and are an integral part of this Agreement.

      Section 11.08     GENERAL INTERPRETIVE PRINCIPLES.

      For purposes of this Agreement, except as otherwise expressly provided or unless the context otherwise requires:

      (i) the terms defined in this Agreement have the meanings assigned to them in this Agreement and include the plural as well as the singular, and the use of any gender herein shall be deemed to include the other gender;

      (ii) accounting terms not otherwise defined herein have the meanings assigned to them in accordance with generally accepted accounting principles;

      (iii) references herein to "Articles", "Sections", Subsections", "Paragraphs", and other subdivisions without reference to a document are to designated Articles, Sections, Subsections, Paragraphs and other subdivisions of this Agreement;

      (iv) a reference to a Subsection without further reference to a Section is a reference to such Subsection as contained in the same Section in which the reference appears, and this rule shall also apply to Paragraphs and other subdivisions;

      (v) the words "herein", "hereof ", "hereunder" and other words of similar import refer to this Agreement as a whole and not to any particular provision;

      (vi) the term "include" or "including" shall mean without limitation by reason of enumeration; and

      (viii) headings of the Articles and Sections in this Agreement are for reference purposes only and shall not be deemed to have any substantive effect.

      Section 11.09     REPRODUCTION OF DOCUMENTS.

      This Agreement and all documents relating thereto, including, without limitation, (i) consents, waivers and modifications which may hereafter be executed, (ii) documents received by any party at the closing, and (iii) financial statements, certificates and other information previously or hereafter furnished, may be reproduced by any photographic, photostatic, microfilm, micro-card, miniature photographic or other similar process. The parties agree that any such reproduction shall be admissible in evidence as the original itself in any judicial or administrative proceeding, whether or not the original is in existence and whether or not such reproduction was made by a party in the regular course of business, and that any enlargement, facsimile or further reproduction of such reproduction shall likewise be admissible in evidence.

      Section 11.10     CONFIDENTIALITY OF INFORMATION.

      Each party recognizes that, in connection with this Agreement, it may become privy to non-public information regarding the financial condition, operations and prospects of the other party. Each party agrees to keep all non-public information regarding the other party strictly confidential, and to use all such information solely in order to effectuate the purpose of the Agreement, provided that each party may provide confidential information to its employees, agents and affiliates who have a need to know such information in order to effectuate the transaction, provided further that such information is identified as confidential non-public information. In addition, confidential information may be provided to a regulatory authority with supervisory power over Purchaser, provided such information is identified as confidential non-public information.

      Notwithstanding other provisions of this Section 16.14 or any other express or implied agreement, arrangement, or understanding to the contrary, the Company and Purchaser (the "Parties") agree that the Parties (and their employees, representatives and other agents) may disclose to any and all persons, without limitation of any kind from the commencement of discussions, the purported or claimed U.S. federal income tax treatment of the purchase of the Mortgage Loans and related transactions covered by this letter agreement ("tax treatment") and any fact that may be relevant to understanding the tax treatment ("tax structure") and all materials of any kind (including opinions or other tax analyses) that are provided to the Parties relating to such tax treatment and tax structure, except where confidentiality is reasonably necessary to comply with securities laws.

      Section 11.11     RECORDATION OF ASSIGNMENTS OF MORTGAGE.

      To the extent permitted by applicable law, each of the Assignments is subject to recordation in all appropriate public offices for real property records in all the counties or other comparable jurisdictions in which any or all of the Mortgaged Properties are situated, and in any other appropriate public recording office or elsewhere, such recordation to be effected by and at the Company's expense in the event recordation is either necessary under applicable law or requested by the Purchaser at its sole option.

      Section 11.12     ASSIGNMENT.

      The Purchaser shall have the right, without the consent of the Company, to assign, in whole or in part, its interest under this Agreement with respect to some or all of the Mortgage Loans, and designate any person to exercise any rights of the Purchaser hereunder, by executing an Assignment and Assumption Agreement substantially in the form of Exhibit D hereto and the assignee or designee shall accede to the rights and obligations hereunder of the Purchaser with respect to such Mortgage Loans. In no event shall Purchaser sell a partial interest in any Mortgage Loan without the written consent of Company, which consent shall not be unreasonably denied. All references to the Purchaser in this Agreement shall be deemed to include its assignee or designee. The Company shall have the right, only with the consent of the Purchaser or otherwise in accordance with this Agreement, to assign, in whole or in part, its interest under this Agreement with respect to some or all of the Mortgage Loans.

      Section 11.13     NO PARTNERSHIP.

      Nothing herein contained shall be deemed or construed to create a co-partnership or joint venture between the parties hereto and the services of the Company shall be rendered as an independent contractor and not as agent for Purchaser.

      Section 11.14     EXECUTION: SUCCESSORS AND ASSIGNS.

      This Agreement may be executed in one or more counterparts and by the different parties hereto on separate counterparts, each of which, when so executed, shall be deemed to be an original; such counterparts, together, shall constitute one and the same agreement. Subject to this Agreement shall inure to the benefit of and be binding upon the Company and the Purchaser and their respective successors and assigns.

      Section 11.15     ENTIRE AGREEMENT.

      The Company acknowledges that no representations, agreements or promises were made to the Company by the Purchaser or any of its employees other than those representations, agreements or promises specifically contained herein and in the Confirmation. The Confirmation and this Agreement and the related Term Sheet sets forth the entire understanding between the parties hereto; provided, however, only this Agreement and the related Term Sheet shall be binding upon all successors of both parties. In the event of any inconsistency between the Confirmation and this Agreement, this Agreement and the related Term Sheet shall control.

      Section 11.16.  NO SOLICITATION.

      From and after the Closing Date, the Company agrees that it will not take any action or permit or cause any action to be taken by any of its agents or affiliates, to personally, by telephone or mail, solicit the borrower or obligor under any Mortgage Loan to refinance the Mortgage Loan, in whole or in part, without the prior written consent of the Purchaser. Notwithstanding the foregoing, it is understood and agreed that (i) promotions undertaken by the Company or any affiliate of the Company which are directed to the general public at large, or segments thereof, provided that no segment shall consist primarily of the Mortgage Loans, including, without limitation, mass mailing based on commercially acquired mailing lists, newspaper, radio and television advertisements and (ii) responses to unsolicited requests or inquiries made by a Mortgagor or an agent of a Mortgagor, shall not constitute solicitation under this Section 11.16. This Section 11.16 shall not be deemed to preclude the Company or any of its affiliates from soliciting any Mortgagor for any other financial products or services. The Company shall use its best efforts to prevent the sale of the name of any Mortgagor to any Person who is not affiliate of the Company.

      Section 11.17.  CLOSING.

      The closing for the purchase and sale of the Mortgage Loans shall take place on the related Closing Date. The closing shall be either: by telephone, confirmed by letter or wire as the parties shall agree, or conducted in person, at such place as the parties shall agree.

      The closing for the Mortgage Loans to be purchased on the related Closing Date shall be subject to each of the following conditions:

      (a) at least one (1) Business Day prior to the related Closing Date, the Company shall deliver to the Purchaser a magnetic diskette, or transmit by modem, a listing on a loan-level basis of the information contained in the related Mortgage Loan Schedule attached to the related Term Sheet;

      (b) all of the representations and warranties of the Company under this Agreement shall be materially true and correct as of the related Closing Date and no event shall have occurred which, with notice or the passage of time, would constitute a material default under this Agreement;

      (c) the Purchaser shall have received, or the Purchaser's attorneys shall have received in escrow, all documents required pursuant to this Agreement, the related Term Sheet, an opinion of counsel and an officer's certificate, all in such forms as are agreed upon and acceptable to the Purchaser, duly executed by all signatories other than the Purchaser as required pursuant to the terms hereof;

      (d) the Company shall have delivered and released to the Purchaser (or its designee) on or prior to the related Closing Date all documents required pursuant to the terms of this Agreement and the related Term Sheet; and

      (e) all other terms and conditions of this Agreement, the related Term Sheet and the Confirmation shall have been materially complied with.

      Subject to the foregoing conditions, the Purchaser shall pay to the Company on the related Closing Date the Purchase Price, plus accrued interest pursuant to Section 2.02 of this Agreement, by wire transfer of immediately available funds to the account designated by the Company.

      Section 11.18. COOPERATION OF COMPANY WITH A RECONSTITUTION.

      The Company and the Purchaser agree that with respect to some or all of the Mortgage Loans, on or after the related Closing Date, on one or more dates (each a "Reconstitution Date") at the Purchaser's sole option, the Purchaser may effect a sale (each, a "Reconstitution") of some or all of the Mortgage Loans then subject to this Agreement, without recourse, to:

      (a) one or more third party purchasers in one or more in whole loan transfers (each, a "Whole Loan Transfer"); or

      (b) one or more trusts or other entities to be formed as part of one or more pass-through transfers (each, a "Pass-Through Transfer").

      The Company agrees to execute in connection with any agreements among the Purchaser, the Company, and any servicer in connection with a Whole Loan Transfer, an Assignment, Assumption and Recognition Agreement substantially in the form of Exhibit D hereto, or, at Purchaser's request, a seller's warranties and servicing agreement or a participation and servicing agreement or similar agreement in form and substance reasonably acceptable to the parties, and in connection with a Pass-Through Transfer, a pooling and servicing agreement in form and substance reasonably acceptable to the parties, (collectively the agreements referred to herein are designated, the "Reconstitution Agreements"). It is understood that any such Reconstitution Agreements will not contain any greater obligations on the part of Company than are contained in this Agreement.

      With respect to each Whole Loan Transfer and each Pass-Through Transfer entered into by the Purchaser, the Company agrees (1) to cooperate fully with the Purchaser and any prospective purchaser with respect to all reasonable requests and due diligence procedures; (2) to execute, deliver and perform all Reconstitution Agreements required by the Purchaser; (3) to restate the representations and warranties set forth in this Agreement as of the settlement or closing date in connection with such Reconstitution (each, a "Reconstitution Date"); and (4) to provide customary indemnification to the Purchaser and/or its affiliates for any losses, claims, damages, and liabilities arising out of or based upon information the Company provided or caused to be provided in connection with a Pass-Through Transfer. In that connection, the Company shall provide to such servicer or issuer, as the case may be, and any other participants in such Reconstitution: (i) any and all information (including servicing portfolio information) and appropriate verification of information (including servicing portfolio information) which may be reasonably available to the Company, whether through letters of its auditors and counsel or otherwise, as the Purchaser or any such other participant shall request upon reasonable demand; and (ii) such additional representations, warranties, covenants, opinions of counsel, letters from auditors, and certificates of public officials or officers of the Company as are reasonably agreed upon by the Company and the Purchaser or any such other participant. In connection with each Pass-Through Transfer, the Company agrees to provide reasonable and customary indemnification to the Purchaser and its affilates for disclosure contained in any offering document relating to the Company or its affilates, the Mortgage Loans and the underwriting standards of the Mortgage Loans. The Purchaser shall be responsible for the costs relating to the delivery of such information.

      All Mortgage Loans not sold or transferred pursuant to a Reconstitution shall remain subject to, and serviced in accordance with the terms of, this Agreement and the related Term Sheet, and with respect thereto this Agreement and the related Term Sheet shall remain in full force and effect.

      Section 11.19.    REPORTING WITH RESPECT TO A RECONSTITUTION.

      The Company agrees that with respect to any Mortgage Loan sold or transferred pursuant to a Reconstitution as described in Section 11.18 of this Agreement (a "Reconstituted Mortgage Loan"), the Company, at its expense, shall provide the Purchaser with the information set forth in Exhibit J attached hereto for each Reconstituted Mortgage Loan in such electronic format as may be mutually agreed upon by both Purchaser and Company.

      IN WITNESS WHEREOF, the Company and the Purchaser have caused their names to be signed hereto by their respective officers thereunto duly authorized as of the day and year first above written.

                                    EMC MORTGAGE CORPORATION
                                         Purchaser


                                    By:
                                           --------------------------------
                                           --------------------------------
                                    Name:
                                    Title:


                                    GREENPOINT MORTGAGE FUNDING, INC.
                                            Company


                                    By:
                                          --------------------------------
                                          --------------------------------
                                    Name:
                                    Title:

                                    EXHIBIT A
                            CONTENTS OF MORTGAGE FILE

      With respect to each Mortgage Loan, the Mortgage File shall include each of the following items, which shall be available for inspection by the Purchaser, and which shall be retained by the Company in the Servicing File or delivered to the Purchaser or its designee pursuant to Sections 2.04 and 2.05 of the Purchase, Warranties and Servicing Agreement.

      1. The original Mortgage Note endorsed "Pay to the order of ____________________________________________________, without recourse," and signed via original signature in the name of the Company by an authorized officer, with all intervening endorsements showing a complete chain of title from the originator to the Company, together with any applicable riders. In no event may an endorsement be a facsimile endorsement. If the Mortgage Loan was acquired by the Company in a merger, the endorsement must be by "[Company], successor by merger to the [name of predecessor]". If the Mortgage Loan was acquired or originated by the Company while doing business under another name, the endorsement must be by "[Company] formerly known as [previous name]". Mortgage Notes may be in the form of a lost note affidavit subject to Purchaser acceptability.

      2. The original Mortgage (together with a standard adjustable rate mortgage rider) with evidence of recording thereon, or a copy thereof certified by the public recording office in which such mortgage has been recorded or, if the original Mortgage has not been returned from the applicable public recording office, a true certified copy, certified by the Company.

      3. The original or certified copy, certified by the Company, of the Primary Mortgage Insurance Policy, if required.

      4. The original Assignment, from the Company to _____________________________________, or in accordance with Purchaser's instructions, which assignment shall, but for any blanks requested by Purchaser, be in form and substance acceptable for recording. If the Mortgage Loan was acquired or originated by the Company while doing business under another name, the Assignment must be by "[Company] formerly known as [previous name]". If the Mortgage Loan was acquired by the Company in a merger, the endorsement must be by "[Company], successor by merger to the [name of predecessor]". None of the Assignments are blanket assignments of mortgage.

      5. The original policy of title insurance, including riders and endorsements thereto, or if the policy has not yet been issued, a written commitment or interim binder or preliminary report of title issued by the title insurance or escrow company.

      6. Originals of all recorded intervening Assignments, or copies thereof, certified by the public recording office in which such Assignments have been recorded showing a complete chain of title from the originator to the Company, with evidence of recording thereon, or a copy thereof certified by the public recording office in which such Assignment has been recorded or, if the original Assignment has not been returned from the applicable public recording office, a true certified copy, certified by the Company.

      7. Originals, or copies thereof certified by the public recording office in which such documents have been recorded, of each assumption, extension, modification, written assurance or substitution agreements, if applicable, or if the original of such document has not been returned from the applicable public recording office, a true certified copy, certified by the Company.

      8. If the Mortgage Note or Mortgage or any other material document or instrument relating to the Mortgage Loan has been signed by a person on behalf of the Mortgagor, the original or copy of power of attorney or other instrument that authorized and empowered such person to sign bearing evidence that such instrument has been recorded, if so required in the appropriate jurisdiction where the Mortgaged Property is located, or a copy thereof certified by the public recording office in which such instrument has been recorded or, if the original instrument has not been returned from the applicable public recording office, a true certified copy, certified by the Company.

      9. reserved.

      10.  Mortgage  Loan  closing   statement  (Form  HUD-1)  and  any  other
truth-in-lending or real estate settlement procedure forms required by law.

      11. Residential loan application.

      12. Uniform underwriter and transmittal summary (Fannie Mae Form 1008) or reasonable equivalent.

      13. Credit report on the mortgagor.

      14. Business credit report, if applicable.

      15. Residential appraisal report and attachments thereto.

      16. The original of any guarantee executed in connection with the Mortgage Note.

      17. Verification of employment and income except for Mortgage Loans originated under a limited documentation program, all in accordance with Company's underwriting guidelines.

      18. Verification of acceptable evidence of source and amount of down payment, in accordance with Company's underwriting guidelines.

      19. Photograph of the Mortgaged Property (may be part of appraisal).

      20. Survey of the Mortgaged Property, if any.

      21. Sales contract, if applicable.

      22. If available, termite report, structural engineer's report, water portability and septic certification.

      23. Any original security agreement, chattel mortgage or equivalent executed in connection with the Mortgage.

      24. Name affidavit, if applicable.

      Notwithstanding anything to the contrary herein, Company may provide one certificate for all of the Mortgage Loans indicating that the documents were delivered for recording.

                                    EXHIBIT B

                               CUSTODIAL ACCOUNT
                                LETTER AGREEMENT

                              ______________, 2003

To:   [_______________________]
      (the "Depository")

      As "Company" under the Purchase, Warranties and Servicing Agreement, dated as of [_____________________] 1, 200[_] (the "Agreement"), we hereby authorize  and request you to  establish  an account,  as a Custodial  Account pursuant to Section 4.04 of the Agreement, to be designated as "[______________________________________], in trust for the [Purchaser], Owner of Adjustable Rate Mortgage Loans". All deposits in the account shall be subject to withdrawal therefrom by order signed by the Company. This letter is submitted to you in duplicate. Please execute and return one original to us.

                                    [---------------------------------]

                                    By:
                                          --------------------------------
                                    Name:
                                    Title:


      The undersigned, as "Depository", hereby certifies that the above described account has been established under Account Number [__________], at the office of the depository indicated above, and agrees to honor withdrawals on such account as provided above. The full amount deposited at any time in the account will be insured up to applicable limits by the Federal Deposit Insurance Corporation through the Bank Insurance Fund or the Savings Association Insurance Fund or will be invested in Permitted Investments as defined in the Agreement.

                                    [---------------------------------]

                                    By:
                                          --------------------------------
                                    Name:
                                    Title:

                                    EXHIBIT C

                         ESCROW ACCOUNT LETTER AGREEMENT
                               _____________, 2003

To:   [_______________________]
      (the "Depository")

      As "Company" under the Purchase Warranties and Servicing Agreement, dated as of [____________________]1, 200[_] (the "Agreement"), we hereby authorize and request you to establish an account, as an Escrow Account pursuant to Section 4.06 of the Agreement, to be designated as
"[__________________________],   in  trust  for  the  [Purchaser],   Owner  of
Adjustable Rate Mortgage Loans, and various Mortgagors." All deposits in the account shall be subject to withdrawal therefrom by order signed by the Company. This letter is submitted to you in duplicate. Please execute and return one original to us.

                                    [---------------------------------]

                                    By:
                                          --------------------------------
                                    Name:
                                    Title:


      The undersigned, as "Depository", hereby certifies that the above described account has been established under Account Number __________, at the office of the depository indicated above, and agrees to honor withdrawals on such account as provided above. The full amount deposited at any time in the account will be insured up to applicable limits by the Federal Deposit
Insurance Corporation through the Bank Insurance Fund or the Savings Association Insurance Fund or will be invested in Permitted Investments as defined in the Agreement.

                                    [---------------------------------]


                                    By:
                                          --------------------------------
                                    Name:
                                    Title:

                                    EXHIBIT D

           FORM OF ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT

      This is a Purchase, Assignment, Assumption and Recognition Agreement (this "PAAR Agreement") made as of __________, 200__, among EMC Mortgage Corporation (the "Assignor"), ___________________ (the "Assignee"), and _______________________ (the "Company").

      In consideration of the mutual promises contained herein the parties hereto agree that the residential mortgage loans (the "Assigned Loans") listed on Attachment 1 annexed hereto (the "Assigned Loan Schedule") now serviced by Company for Assignor and its successors and assigns pursuant to the Purchase, Warranties and Servicing Agreement, dated as of _________, 200__, between Assignor and Company (the "Purchase Agreement") shall be subject to the terms of this PAAR Agreement. Capitalized terms used herein but not defined shall have the meanings ascribed to them in the Purchase Agreement.

                       PURCHASE, ASSIGNMENT AND ASSUMPTION

      1. Assignor hereby grants, transfers and assigns to Assignee all of the right, title and interest of Assignor in the Assigned Loans and, as they relate to the Assigned Loans, all of its right, title and interest in, to and under the Purchase Agreement.

      2. Simultaneously with the execution hereof, (i) Assignee shall pay to Assignor the "Funding Amount" as set forth in that certain letter agreement, dated as of _________ ____, between Assignee and Assignor (the "Confirmation") and (ii) Assignor, at its expense, shall have caused to be delivered to Assignee or its designee the Mortgage File for each Assigned Loan in Assignor's or its custodian's possession, as set forth in the Purchase Agreement, along with, for each Assigned Loan, an endorsement of the Mortgage Note from the Company, in blank, and an assignment of mortgage in recordable form from the Company, in blank. Assignee shall pay the Funding Amount by wire transfer of immediately available funds to the account specified by Assignor. Assignee shall be entitled to all scheduled payments due on the Assigned Loans after ___________, 200__ and all unscheduled payments or other proceeds or other recoveries on the Assigned Loans received on and after _____________, 200__.

                  REPRESENTATIONS, WARRANTIES AND COVENANTS

      3. Assignor warrants and represents to Assignee and Company as of the date hereof:

      (a) Attached hereto as Attachment 2 is a true and accurate copy of the Purchase Agreement, which agreement is in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any respect, nor has any notice of termination been given thereunder;

      (b) Assignor is the lawful owner of the Assigned Loans with full right to transfer the Assigned Loans and any and all of its interests, rights and obligations under the Purchase Agreement as they relate to the Assigned Loans, free and clear from any and all claims and encumbrances; and upon the transfer of the Assigned Loans to Assignee as contemplated herein, Assignee shall have good title to each and every Assigned Loan, as well as any and all of Assignee's interests, rights and obligations under the Purchase Agreement as they relate to the Assigned Loans, free and clear of any and all liens, claims and encumbrances;

      (c) There are no offsets, counterclaims or other defenses available to Company with respect to the Assigned Loans or the Purchase Agreement;

      (d) Assignor has no knowledge of, and has not received notice of, any waivers under, or any modification of, any Assigned Loan;

      (e) Assignor is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to acquire, own and sell the Assigned Loans;

      (f) Assignor has full corporate power and authority to execute, deliver and perform its obligations under this PAAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this PAAR Agreement is in the ordinary course of Assignor's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Assignor's charter or by-laws or any legal restriction, or any material agreement or instrument to which Assignor is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignor or its property is subject. The execution, delivery and performance by Assignor of this PAAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of Assignor. This PAAR Agreement has been duly executed and delivered by Assignor and, upon the due authorization, execution and delivery by Assignee and Company, will constitute the valid and legally binding obligation of Assignor enforceable against Assignor in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

      (g) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignor in connection with the execution, delivery or performance by Assignor of this PAAR Agreement, or the consummation by it of the transactions contemplated hereby; and

      (h) Neither Assignor nor anyone acting on its behalf has offered, transferred, pledged, sold or otherwise disposed of the Assigned Loans or any interest in the Assigned Loans, or solicited any offer to buy or accept a transfer, pledge or other disposition of the Assigned Loans, or any interest in the Assigned Loans or otherwise approached or negotiated with respect to the Assigned Loans, or any interest in the Assigned Loans with any Person in any manner, or made any general solicitation by means of general advertising or in any other manner, or taken any other action which would constitute a distribution of the Assigned Loans under the Securities Act of 1933, as amended (the "1933 Act") or which would render the disposition of the Assigned Loans a violation of Section 5 of the 1933 Act or require registration pursuant thereto.


      4. Assignee warrants and represents to, and covenants with, Assignor and Company as of the date hereof:


      (a) Assignee is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization and has all requisite power and authority to acquire, own and purchase the Assigned Loans;

      (b) Assignee has full corporate power and authority to execute, deliver and perform its obligations under this PAAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this PAAR Agreement is in the ordinary course of Assignee's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Assignee's charter or by-laws or any legal restriction, or any material agreement or instrument to which Assignee is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignee or its property is subject. The execution, delivery and performance by Assignee of this PAAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of Assignee. This PAAR Agreement has been duly executed and delivered by Assignee and, upon the due authorization, execution and delivery by Assignor and Company, will constitute the valid and legally binding obligation of Assignee enforceable against Assignee in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

      (c) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignee in connection with the execution, delivery or performance by Assignee of this PAAR Agreement, or the consummation by it of the transactions contemplated hereby; and

      (d) Assignee agrees to be bound as "Purchaser" by all of the terms, covenants and conditions of the Purchase Agreement with respect to the Assigned Loans, and from and after the date hereof, Assignee assumes for the benefit of each of Assignor and Company all of Assignor's obligations as "Purchaser" thereunder but solely with respect to such Assigned Loans.

      5. Company warrants and represents to, and covenant with, Assignor and Assignee as of the date hereof:

      (a) Attached hereto as Attachment 2 is a true and accurate copy of the Purchase Agreement, which agreement is in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any respect, nor has any notice of termination been given thereunder;

      (b) Company is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to service the Assigned Loans and otherwise to perform its obligations under the Purchase Agreement;

      (c) Company has full corporate power and authority to execute, deliver and perform its obligations under this PAAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this PAAR Agreement is in the ordinary course of Company's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Company's charter or by-laws or any legal restriction, or any material agreement or instrument to which Company is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Company or its property is subject. The execution, delivery and performance by Company of this PAAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of Company. This PAAR Agreement has been duly executed and delivered by Company, and, upon the due authorization, execution and delivery by Assignor and Assignee, will constitute the valid and legally binding obligation of Company, enforceable against Company in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

      (d) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignee in connection with the execution, delivery or performance by Company of this PAAR Agreement, or the consummation by it of the transactions contemplated hereby; and

      (e) No event has occurred from the Closing Date to the date hereof which would render the representations and warranties as to the related Assigned Loans made by the Company in Sections 3.01 and
            3.02 of the Purchase Agreement to be untrue in any material respect.

      (f) Neither this AAR Agreement nor any certification, statement, report or other agreement, document or instrument furnished or to be furnished by the Company pursuant to this AAR Agreement contains or will contain any materially untrue statement of fact or omits or will omit to state a fact necessary to make the statements contained therein not misleading.

                             RECOGNITION OF ASSIGNEE

      6. From and after the date hereof, Company shall recognize Assignee as owner of the Assigned Loans and will service the Assigned Loans in accordance with the Purchase Agreement. It is the intention of Assignor, Company and Assignee that this PAAR Agreement shall be binding upon and for the benefit of the respective successors and assigns of the parties hereto. Neither Company nor Assignor shall amend or agree to amend, modify, waiver, or otherwise alter any of the terms or provisions of the Purchase Agreement which amendment, modification, waiver or other alteration would in any way affect the Assigned Loans without the prior written consent of Assignee.

                                  Miscellaneous

      7. All demands, notices and communications related to the Assigned Loans, the Purchase Agreement and this PAAR Agreement shall be in writing and shall be deemed to have been duly given if personally delivered at or mailed by registered mail, postage prepaid, as follows:


      (a) In the case of Company,

            ----------------------

            ----------------------
            ----------------------

            ----------------------
            ----------------------

            ----------------------
            ----------------------

            ----------------------
            ----------------------

            ----------------------

            With a copy to ______________________________________.

(b) In the case of Assignor,

            ----------------------

            ----------------------
            ----------------------

            ----------------------
            ----------------------

            ----------------------
            ----------------------

            ----------------------
            ----------------------

            ----------------------

      (c) In the case of Assignee,

            EMC Mortgage Corporation
            Mac Arthur Ridge II
            909 Hidden Ridge Drive, Suite 200
            Irving, Texas 75038
            Attention:  Raylene Ruyle
            Telecopier No.:  (972) 444-2810

            with a copy  to:

            -------------------
            383 Madison Avenue
            New York, New York 10179
            Attention: ___________
            Telecopier No.:  (212) 272-____

      8. Each party will pay any commissions it has incurred and the fees of its attorneys in connection with the negotiations for, documenting of and closing of the transactions contemplated by this PAAR Agreement.

      9. This PAAR Agreement shall be construed in accordance with the laws of the State of New York, without regard to conflicts of law principles, and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

      10. No term or provision of this PAAR Agreement may be waived or modified unless such waiver or modification is in writing and signed by the party against whom such waiver or modification is sought to be enforced.

      11. This PAAR Agreement shall inure to the benefit of the successors and assigns of the parties hereto. Any entity into which Assignor, Assignee or Company may be merged or consolidated shall, without the requirement for any further writing, be deemed Assignor, Assignee or Company, respectively, hereunder.

      12. This PAAR Agreement shall survive the conveyance of the Assigned Loans, the assignment of the Purchase Agreement to the extent of the Assigned Loans by Assignor to Assignee and the termination of the Purchase Agreement.

      13. This PAAR Agreement may be executed simultaneously in any number of counterparts. Each counterpart shall be deemed to be an original and all such counterparts shall constitute one and the same instrument.

      14. In the event that any provision of this PAAR Agreement conflicts with any provision of the Purchase Agreement with respect to the Assigned Loans, the terms of this PAAR Agreement shall control. In the event that any provision of this PAAR Agreement conflicts with any provision of the Confirmation with respect to the Assigned Loans, the terms of this PAAR Agreement shall control.


                       [Modification of Purchase Agreement

15. The Company and Assignor hereby amend the Purchase Agreement as follows:

      (a) The following definitions are added to Section 1.01 of the Purchase
      Agreement:

      SECURITIES ADMINISTRATOR:
                                   ------------------------

      SUPPLEMENTAL PMI INSURER:
                                   ------------------------

      SUPPLEMENTAL PMI POLICY: The primary guarantee insurance policy of the Supplemental PMI Insurer attached hereto as Exhibit J, or any successor Supplemental PMI Policy given to the Servicer by the Assignee.

      TRUSTEE:
                  ------------------------

      (b) The following definition is amended and restated:

      INSURANCE PROCEEDS: Proceeds of any Primary Mortgage Insurance Policy, the Supplemental PMI Policy, any title policy, any hazard insurance policy or any other insurance policy covering a Mortgage Loan or other related Mortgaged Property, including any amounts required to be deposited in the Custodial Account pursuant to Section 4.04, to the extent such proceeds are not to be applied to the restoration of the related Mortgaged Property or released to the Mortgagor in accordance with Accepted Servicing Practices.

      (c) The following are added as the fourth, fifth and sixth paragraphs of
      Section 4.08:

      "In connection with its activities as servicer, the Company agrees to prepare and present, on behalf of itself and the Purchaser, claims to the Supplemental PMI Insurer with respect to the Supplemental PMI Policy and, in this regard, to take such action as shall be necessary to permit recovery under any Supplemental PMI Policy respecting a defaulted Mortgage Loan. Pursuant to
Section 4.04, any amounts collected by the Company under any Supplemental PMI Policy shall be deposited in the Custodial Account, subject to withdrawal pursuant to Section 4.05.

      In accordance with the Supplemental PMI Policy, the Company shall provide to the Supplemental PMI Insurer any required information regarding the Mortgage Loans.

      The Company shall provide to the [Securities Administrator] on a monthly basis via computer tape, or other mutually acceptable format, the unpaid principal balance, insurer certificate number, lender loan number, and premium due the Supplemental PMI Insurer for each Mortgage Loan covered by the Supplemental PMI Policy. In addition, the Company agrees to forward to the Purchaser and the [Securities Administrator] any statements or other reports given by the Supplemental PMI Insurer to the Servicer in connection with a claim under the Supplemental PMI Policy."

      (d) Clause (vi) of Section 6.1 is amended to read as follows:

      "Company ceases to be approved by either Fannie Mae or FHLMC as a mortgage loan seller or servicer for more than thirty days, or the Company fails to meet the servicer eligibility requirements of the Supplemental PMI Insurer; or"]

      (e)   Section ____ Annual Statement as to Compliance.

      The Company will deliver to the Master Servicer on or before March 15 of each year, beginning with March 15, 200__, an Officers' Certificate stating that
(i) a review of the activities of the Company during the preceding calendar year and of performance under this Agreement has been made under such officers' supervision, (ii) the Company has fully complied with the provisions of this Agreement and (iii) to the best of such officers' knowledge, based on such review, the Company has fulfilled all of its obligations under this Agreement throughout such year, or, if there has been a default in the fulfillment of any such obligation, specifying each such default known to such officer and the nature and status thereof.

      (f)   Section ____ Annual Certification.

(a) The Company will deliver to the Master Servicer, on or before March 15 of each year beginning March 15, 200__ a certification in the form attached hereto as Exhibit __ with respect to the servicing reports delivered by the Company pursuant to this Agreement, the Company's compliance with the servicing obligations set forth in this Agreement and any other information within the control of the Company. Such certification shall be signed by the senior officer in charge of servicing of the Company. In addition, the Company shall provide such other information with respect to the Mortgage Loans and the servicing and administration thereof within the control of the Company which shall be required to enable the Master Servicer, Trustee or Depositor, as applicable, to comply with the reporting requirements of the Securities and Exchange Act of 1934, as amended.

      IN WITNESS WHEREOF, the parties hereto have executed this PAAR Agreement as of the day and year first above written.

                                    EMC MORTGAGE CORPORATION
                                    Assignor


                                    By:
                                          --------------------------------
                                    Name:
                                    Title:


                                    -----------------------------------------
                                    Assignee


                                    By:
                                          --------------------------------
                                    Name:
                                    Title:


                                    -----------------------------------------
                                    Company


                                    By:
                                          --------------------------------
                                    Name:
                                    Title:

                                   EXHIBIT ___

                          FORM OF COMPANY CERTIFICATION

I, [identify certifying individual], certify to the [Trustee] [Seller] [Securities Administrator] [Mortgage Loan Seller] [Purchaser] and [Master Servicer] that:

      1. I have reviewed the servicing reports prepared by [COMPANY] (the "Company") pursuant to the [Servicing Agreement] (the "Servicing Agreement"), dated as of __________ between __________ and the Company (as modified by the AAR Agreement (as defined below) and delivered to [MASTER SERVICER] (the "Master Servicer") pursuant to the Assignment, Assumption and Recognition Agreement (the "AAR Agreement"), dated as of __________ among [ASSIGNOR] as Assignor, Company and [ASSIGNEE], as Assignee.

      2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by such servicing reports.

      3. Based on my knowledge, the servicing information required to be provided to the Master Servicer under the Servicing Agreement and the AAR Agreement is included in these reports.

      4. I am responsible for reviewing the activities performed the Company under the Servicing Agreement and the AAR Agreement and based upon the review required under the Servicing Agreement and the AAR Agreement, and except as disclosed in the Annual Statement of Compliance, the Company has fulfilled its obligations under the Servicing Agreement and the AAR Agreement.

      5. I have disclosed to the Master Servicer's certified public accountants all significant deficiencies relating to the Company's compliance with the minimum servicing standards in accordance with a review conduced in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the Servicing Agreement and the AAR Agreement.

      Capitalized terms used but not defined herein have the meanings ascribed to them in the AAR Agreement.

Date:
     --------------

---------------------
[Signature]
[Title]

                                  ATTACHMENT 1

                             ASSIGNED LOAN SCHEDULE

                                  ATTACHMENT 2

                 PURCHASE, WARRANTIES AND SERVICING AGREEMENT

                                    EXHIBIT E

                              FORM OF TRIAL BALANCE

                                    EXHIBIT G

                  REQUEST FOR RELEASE OF DOCUMENTS AND RECEIPT

RE:   Mortgage Loan #___________________________________
BORROWER:__________________________________________________
PROPERTY: __________________________________________________


Pursuant to a Purchase, Warranties and Servicing Agreement (the "Agreement") between the Company and the Purchaser, the undersigned hereby certifies that he or she is an officer of the Company requesting release of the documents for the reason specified below. The undersigned further certifies that:

(Check one of the items below)

_____ On _________________, the above captioned mortgage loan was paid in full or that the Company has been notified that payment in full has been or will be escrowed. The Company hereby certifies that all amounts with respect to this loan which are required under the Agreement have been or will be deposited in the Custodial Account as required.

_____ The above captioned loan is being repurchased pursuant to the terms of the Agreement. The Company hereby certifies that the repurchase price has been credited to the Custodial Account as required under the Agreement.

_____ The above captioned loan is being placed in foreclosure and the original documents are required to proceed with the foreclosure action. The Company hereby certifies that the documents will be returned to the Purchaser in the event of reinstatement.

_____ Other (explain)

-------------------------------------------------

-------------------------------------------------

All capitalized terms used herein and not defined shall have the meanings assigned to them in the Agreement.

      Based on this certification and the indemnities provided for in the Agreement, please release to the Company all original mortgage documents in your possession relating to this loan.

Date:
     --------------

---------------------
[Signature]

---------------------
Title


Send documents to:
                   --------------------------------------------------

---------------------------------------------------------------------

---------------------------------------------------------------------

Acknowledgement:

      Purchaser hereby acknowledges that all original documents previously released on the above captioned mortgage loan have been returned and received by the Purchaser.


Date:
     --------------
By:
   ---------------------
   [Signature]

   ---------------------
   Title

                                    EXHIBIT H

                        COMPANY'S UNDERWRITING GUIDELINES

                                    EXHIBIT I


                                   TERM SHEET

      This TERM SHEET (the "Term Sheet") dated [______], between Greenpoint Mortgage Funding, Inc., a New York corporation, located at 100 Wood Hollow Drive, Novato, California 94945 (the "Company") and EMC Mortgage Corporation, a Delaware corporation, located at Mac Arthur Ridge II, 909 Hidden Ridge Drive, Suite 200, Irving, Texas 75038 (the "Purchaser") is made pursuant to the terms and conditions of that certain Purchase, Warranties and Servicing Agreement (the "Agreement") dated as of September 1, 2003, between the Company and the Purchaser, the provisions of which are incorporated herein as if set forth in full herein, as such terms and conditions may be modified or supplemented hereby. All initially capitalized terms used herein unless otherwise defined shall have the meanings ascribed thereto in the Agreement.

      The Purchaser hereby purchases from the Company and the Company hereby sells to the Purchaser, all of the Company's right, title and interest in and to the Mortgage Loans described on the Mortgage Loan Schedule annexed hereto as
Schedule I, pursuant to and in accordance with the terms and conditions set forth in the Agreement, as same may be supplemented or modified hereby. Hereinafter, the Company shall service the Mortgage Loans for the benefit of the Purchaser and all subsequent transferees of the Mortgage Loans pursuant to and in accordance with the terms and conditions set forth in the Agreement.

1.    DEFINITIONS

      For purposes of the Mortgage Loans to be sold pursuant to this Term Sheet, the following terms shall have the following meanings:

AGGREGATE PRINCIPAL BALANCE
(AS OF THE CUT-OFF DATE):

CLOSING DATE:

CUSTODIAN:

CUT-OFF DATE:

INITIAL WEIGHTED AVERAGE
MORTGAGE LOAN REMITTANCE RATE:

MORTGAGE LOAN:

PURCHASE PRICE PERCENTAGE:

SERVICING FEE RATE:

ADDITIONAL CLOSING CONDITIONS:

In addition to the conditions specified in the Agreement, the obligation of each of the Company and the Purchaser is subject to the fulfillment, on or prior to the applicable Closing Date, of the following additional conditions: [None].

ADDITIONAL LOAN DOCUMENTS:

In addition to the contents of the Mortgage File specified in the Agreement, the following documents shall be delivered with respect to the Mortgage
Loans:   [None]

[ADDITIONAL] [MODIFICATION] OF REPRESENTATIONS AND WARRANTIES:

      [In addition to the representations and warranties set forth in the Agreement, as of the date hereof, the Company makes the following additional representations and warranties with respect to the Mortgage Loans: [None]. [Notwithstanding anything to the contrary set forth in the Agreement, with respect to each Mortgage Loan to be sold on the Closing Date, the representation and warranty set forth in Section ______ of the Agreement shall be modified to read as follows:]

      Except as modified herein, Section ______ of the Agreement shall remain in full force and effect as of the date hereof.

            IN WITNESS WHEREOF, the parties hereto have caused their names to be signed hereto by their respective duly authorized officers as of the date first above written.



                                    GREENPOINT MORTGAGE FUNDING, INC.

                                    By:
                                          --------------------------------
                                          --------------------------------
                                    Name:
                                    Title:


                                    EMC MORTGAGE CORPORATION

                                    By:
                                          --------------------------------
                                          --------------------------------
                                    Name:
                                    Title:

                                   SCHEDULE I

                             MORTGAGE LOAN SCHEDULE

                                    EXHIBIT J

                      RECONSTITUTED MORTGAGE LOAN REPORTING


(a) Servicer Mortgage Loan Number (b) FNMA Mortgage Loan Number (if applicable) (c) Lender/Seller Mortgage Loan Number (if available)
(d) Scheduled Balance (scheduled end of month balance reporting to Master Servicer/Trustee)
(e)       Actual Balance (actual end of month balance received from Mortgagor)
(f)       Gross Rate (current gross rate)
(g)       Net Rate (current passthrough)
(h)       Last Payment Date (LPI_DATE in Fannie's Laser Reporting)
(i)       Delinquency Month (if available)
(j)       Default Flag, i.e. FC, REO, etc. (if available)
(k)       Pay-In-Full Date (Mortgage Loan paid off by Mortgagor)
(l)       Foreclosure start date
(m)       Foreclosure end date
(n)       REO Property date
(o)       With respect to Liquidated Mortgage Loans:
          (i) amount of loss or gain (as applicable) (ii) the date of the loss or gain.
          (iii) the liquidation reason (paid in full or repurchased out of deal)
(p)       Fannie's Laser Reporting
          (i) Action Code (for default or paid off Mortgage Loans; i.e. 60, 65, etc.) (ii) Action Date (iii) Remit Prin (submitted principal amount)
          (iv) Remit Int (submitted interest amount) (v) Pool/Invest indicator (indicating Schedule/Schedule or Actual/Actual pool)

                             AMENDMENT NUMBER ONE
                                    to the

                 PURCHASE, WARRANTIES AND SERVICING AGREEMENT

                         Dated as of January 1, 2006

                                   between

                          EMC MORTGAGE CORPORATION,
                                 as Purchaser

                                     and

                      GREENPOINT MORTGAGE FUNDING, INC.,
                                  as Company

      This AMENDMENT NUMBER ONE (this "Amendment") is made and entered into this 1st day of January, 2006, by and between EMC Mortgage Corporation, a Delaware corporation, as purchaser (the "Purchaser") and GreenPoint Mortgage Funding, Inc., as company (the "Company") in connection with the Purchase, Warranties and Servicing Agreement, dated as of September 1, 2003, between the above mentioned parties (the "Agreement"). This Amendment is made pursuant to Section 11.02 of the Agreement.

                                   RECITALS

      WHEREAS,    the parties hereto have entered into the Agreement;

      WHEREAS, the Agreement provides that the parties thereto may enter into an amendment to the Agreement;

      WHEREAS, the parties hereto desire to amend the Agreement as set forth in this Amendment; and

      NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

      1. Capitalized terms used herein and not defined herein shall have the meanings assigned to such terms in the Agreement.

      2. Article I of the Agreement is hereby amended effective as of the date hereof by adding the following definitions to Section 1.01:

      COMMISSION OR SEC:  The Securities and Exchange Commission.

      DEPOSITOR: The depositor, as such term is defined in Regulation AB, with respect to any Securitization Transaction.

      EXCHANGE ACT:  The Securities Exchange Act of 1934, as amended.

      MASTER SERVICER: With respect to any Securitization Transaction, the "master servicer," if any, identified in the related transaction documents.

      PASS-THROUGH TRANSFER: Any transaction involving either (1) a sale or other transfer of some or all of the Mortgage Loans directly or indirectly to an issuing entity in connection with an issuance of publicly offered or privately placed, rated or unrated mortgage-backed securities or (2) an issuance of publicly offered or privately placed, rated or unrated securities, the payments on which are determined primarily by reference to one or more portfolios of residential mortgage loans consisting, in whole or in part, of some or all of the Mortgage Loans.

      PREPAYMENT CHARGE: Any prepayment premium, penalty or charge payable by a Mortgagor in connection with any Principal Prepayment on a Mortgage Loan pursuant to the terms of the related Mortgage Note.

      QUALIFIED CORRESPONDENT: Any Person from which the Company purchased Mortgage Loans, provided that the following conditions are satisfied: (i) such Mortgage Loans were originated pursuant to an agreement between the Company and such Person that contemplated that such Person would underwrite mortgage loans from time to time, for sale to the Company, in accordance with underwriting guidelines designated by the Company ("Designated Guidelines") or guidelines that do not vary materially from such Designated Guidelines;
(ii) such Mortgage Loans were in fact underwritten as described in clause (i) above and were acquired by the Company within 180 days after origination;
(iii) either (x) the Designated Guidelines were, at the time such Mortgage Loans were originated, used by the Company in origination of mortgage loans of the same type as the Mortgage Loans for the Company's own account or (y) the Designated Guidelines were, at the time such Mortgage Loans were underwritten, designated by the Company on a consistent basis for use by lenders in originating mortgage loans to be purchased by the Company; and
(iv) the Company employed, at the time such Mortgage Loans were acquired by the Company, pre-purchase or post-purchase quality assurance procedures (which may involve, among other things, review of a sample of mortgage loans purchased during a particular time period or through particular channels) designed to ensure that Persons from which it purchased mortgage loans properly applied the underwriting criteria designated by the Company.

      REGULATION AB: Subpart  229.1100 - Asset Backed  Securities  (Regulation
AB), 17 C.F.R. ss.ss.229.1100-229.1123, as amended from time to time, and subject to such clarification and interpretation as have been provided by the Commission in the adopting release (Asset-Backed Securities, Securities Act Release No. 33-8518, 70 Fed. Reg. 1,506, 1,531 (Jan. 7, 2005)) or by the staff of the Commission, or as may be provided by the Commission or its staff from time to time.

      SECURITIES ACT:  The Securities Act of 1933, as amended.

      SECURITIZATION TRANSACTION: Any transaction involving either (1) a sale or other transfer of some or all of the Mortgage Loans directly or indirectly to an issuing entity in connection with an issuance of publicly offered or privately placed, rated or unrated mortgage-backed securities or (2) an issuance of publicly offered or privately placed, rated or unrated securities, the payments on which are determined primarily by reference to one or more portfolios of residential mortgage loans consisting, in whole or in part, of some or all of the Mortgage Loans.

      SERVICING CRITERIA: As of any date of determination, the "servicing criteria" set forth in Item 1122(d) of Regulation AB, or any amendments thereto, a summary of the requirements of which as of the date hereof is attached hereto as EXHIBIT M for convenience of reference only. In the event of a conflict or inconsistency between the terms of EXHIBIT M and the text of
Item 1122(d) of Regulation AB, the text of Item 1122(d) of Regulation AB shall control (or those Servicing Criteria otherwise mutually agreed to by the Purchaser, the Company and any Person that will be responsible for signing any Sarbanes Certification with respect to a Securitization
Transaction in response to evolving interpretations of Regulation AB and incorporated into a revised EXHIBIT M).

      STATIC POOL INFORMATION: Static pool information as described in Item 1105(a)(1)-(3) and 1105(c) of Regulation AB.

      SUBCONTRACTOR: Any vendor, subcontractor or other Person that is not responsible for the overall servicing (as "servicing" is commonly understood by participants in the mortgage-backed securities market) of Mortgage Loans but performs one or more discrete functions identified in Item 1122(d) of Regulation AB with respect to Mortgage Loans under the direction or authority of the Company or a Subservicer.

      THIRD-PARTY   ORIGINATOR:   Each   Person,   other   than  a   Qualified
Correspondent, that originated Mortgage Loans acquired by the Company.

      3. Article I of the Agreement is hereby amended effective as of the date hereof by deleting in its entirety the definition of Subservicer in
Section 1.01 and replacing it with the following:

      SUBSERVICER: Any Person that services Mortgage Loans on behalf of the Company or any Subservicer and is responsible for the performance (whether directly or through Subservicers or Subcontractors) of a substantial portion of the material servicing functions required to be performed by the Company under this Agreement or any applicable Reconstitution Agreement that are identified in Item 1122(d) of Regulation AB.

      4.    Article I of the Agreement is hereby  amended  effective as of the
date  hereof  by  deleting  in  its  entirety  the   definition  of  Principal
Prepayment in Section 1.01 and replacing it with the following:

      PRINCIPAL PREPAYMENT: Any payment or other recovery of principal on a Mortgage Loan full or partial which is received in advance of its scheduled Due Date, including any Prepayment Charge and which is not accompanied by an amount of interest representing scheduled interest due on any date or dates in any month or months subsequent to the month of prepayment.

      5. Article III of the Agreement is hereby amended effective as of the date hereof by revising Section 3.01(n) as follows (new text underlined):

      (n) Company has delivered to the Purchaser financial statements of its parent, for its last two complete fiscal years. All such financial information fairly presents the pertinent results of operations and financial position for the period identified and has been prepared in accordance with GAAP consistently applied throughout the periods involved, except as set forth in the notes thereto. There has been no change in the SERVICING POLICIES AND PROCEDURES, business, operations, financial condition, properties or assets of the Company since the date of the Company's financial information that would have a material adverse effect on its ability to perform its obligations under this Agreement;

      6. Article III of the Agreement is hereby amended effective as of the date hereof by adding the following new Section 3.01(p):

      (p)   As of the date of each  Pass-Through  Transfer,  and except as has been  otherwise  disclosed  to the  Purchaser,  any  Master  Servicer  and any
Depositor: (1) the Company is not aware and has not received notice that any default or servicing related performance trigger has occurred as to any other securitization due to any act or failure to act of the Company; (2) no material noncompliance with applicable servicing criteria as to any other securitization has been disclosed or reported by the Company; (3) the Company has not been terminated as servicer in a residential mortgage loan securitization, either due to a servicing default or to application of a servicing performance test or trigger; (4) no material changes to the Company's servicing policies and procedures for similar loans has occurred in the preceding three years; (5) there are no aspects of the Company's financial condition that could have a material adverse impact on the performance by the Company of its obligations hereunder; (6) there are no legal proceedings pending, or known to be contemplated by governmental authorities, against the Company that could be material to investors in the securities issued in such Pass-Through Transfer; and (7) there are no affiliations, relationships or transactions relating to the Company of a type that are described under Item 1119 of Regulation AB.

      7. Article III of the Agreement is hereby amended effective as of the date hereof by adding the following new Section 3.01(q):

      (q) If so requested by the Purchaser or any Depositor on any date, the Company shall, within five Business Days following such request, confirm in writing the accuracy of the representations and warranties set forth in
Section 3.01(p) of this Section or, if any such representation and warranty is not accurate as of the date of such request, provide reasonably adequate disclosure of the pertinent facts, in writing, to the requesting party.

      8. Article III of the Agreement is hereby amended effective as of the date hereof by adding the following new Section 3.01(r):

      (r) Notwithstanding anything to the contrary in the Agreement, the Company shall (or shall cause each Subservicer and Third-Party Originator to)
(i) immediately notify the Purchaser, any Master Servicer and any Depositor in writing of (A) any litigation or governmental proceedings pending against the Company, any Subservicer or any Third-Party Originator that could be material to investors in the securities issued in a Pass-Through Transfer,
(B) any affiliations or relationships that develop following the closing date of a Pass-Through Transfer between the Company, any Subservicer or any Third-Party Originator and any of the parties specified in clause (7) of paragraph (p) of this Section (and any other parties identified in writing by the requesting party) with respect to such Pass-Through Transfer, (C) any Event of Default under the terms of this Agreement or any applicable Reconstitution Agreement related thereto, (D) any merger, consolidation or sale of substantially all of the assets of the Company, and (E) the Company's entry into an agreement with a Subservicer to perform or assist in the performance of any of the Company's obligations under this Agreement or any Reconstitution Agreement and (ii) provide to the Purchaser and any Depositor a description of such proceedings, affiliations or relationships.

      All notifications pursuant to this Section 3.01(r), other than those pursuant to Section 3.01(r)(i)(A), should be sent to:

      EMC Mortgage Corporation
      2780 Lake Vista Drive
      Lewisville, TX 75067-3884
      Attention:  Conduit Seller Approval Dept.
      Facsimile:  (214) 626-3751
      Email:  sellerapproval@bear.com

      With a copy to:

      Bear, Stearns & Co. Inc.
      383 Madison Avenue, 3rd Floor
      New, York, NY 10179
      Attention:  Global Credit Administration
      Facsimile:  (212) 272-6564

      Notifications pursuant to Section 3.01(r)(i)(A) should be sent to:

      EMC Mortgage Corporation
      Two Mac Arthur Ridge
      909 Hidden Ridge Drive, Suite 200
      Irving, TX 75038
      Attention:  Associate General Counsel for Loan Administration
      Facsimile:  (972) 831-2555

      With copies to:

      Bear, Stearns & Co. Inc.
      383 Madison Avenue, 3rd Floor
      New, York, NY 10179
      Attention:  Global Credit Administration
      Facsimile:  (212) 272-6564

      EMC Mortgage Corporation
      2780 Lake Vista Drive
      Lewisville, TX 75067-3884
      Attention:  Conduit Seller Approval Dept.
      Facsimile:  (214) 626-3751
      Email:  sellerapproval@bear.com

      9. Article III of the Agreement is hereby amended effective as of the date hereof by adding the following new Section 3.01(s):

      (s) As a condition to the succession to the Company or any Subservicer as servicer or subservicer under this Agreement or any applicable Reconstitution Agreement related thereto by any Person (i) into which the Company or such Subservicer may be merged or consolidated, or (ii) which may be appointed as a successor to the Company or any Subservicer, the Company shall provide to the Purchaser, any Master Servicer and any Depositor, at least 15 calendar days prior to the effective date of such succession or appointment, (x) written notice to the Purchaser, any Master Servicer and any Depositor of such succession or appointment and (y) in writing and in form and substance reasonably satisfactory to the Purchaser, any Master Servicer and such Depositor, all information reasonably requested by the Purchaser, any Master Servicer or any Depositor in order to comply with its reporting obligation under Item 6.02 of Form 8-K with respect to any class of asset-backed securities.

      10. Article III of the Agreement is hereby amended effective as of the date hereof by adding the following new Section 3.02(xx):

      With respect to each Mortgage Loan, information regarding the borrower credit files related to such Mortgage Loan has been furnished to credit reporting agencies in compliance with the provisions of the Fair Credit Reporting Act and the applicable implementing regulations.

      11. Article IV of the Agreement is hereby amended effective as of the date hereof by adding this paragraph after the first sentence of Section 4.01:

      In addition, the Company shall furnish information regarding the borrower credit files related to such Mortgage Loan to credit reporting agencies in compliance with the provisions of the Fair Credit Reporting Act and the applicable implementing regulations.

      12. Article IV of the Agreement is hereby amended effective as of the date hereof by deleting in its entirety the last paragraph of Section 4.02 and replacing it with the following:

      The Company shall not waive any Prepayment Charge unless: (i) the enforceability thereof shall have been limited by bankruptcy, insolvency, moratorium, receivership and other similar laws relating to creditors' rights generally, (ii) the enforcement thereof is illegal, or any local, state or federal agency has threatened legal action if the prepayment penalty is enforced, (iii) the mortgage debt has been accelerated in connection with a foreclosure or other involuntary payment or (iv) such waiver is standard and customary in servicing similar Mortgage Loans and relates to a default or a reasonably foreseeable default and would, in the reasonable judgment of the Company, maximize recovery of total proceeds taking into account the value of such Prepayment Charge and the related Mortgage Loan. If a Prepayment Charge is waived, but does not meet the standards described above, then the Company is required to pay the amount of such waived Prepayment Charge by remitting such amount to the Purchaser by the Remittance Date.

      13. Article IV of the Agreement is hereby amended effective as of the date hereof by revising the first paragraph of Section 4.03 by adding the following after the first sentence:

      In determining the delinquency status of any Mortgage Loan, the Company will use delinquency recognition policies as described to and approved by the Purchaser, and shall revise these policies as requested by the Purchaser from time to time.

      14. Article V of the Agreement is hereby amended effective as of the date hereof by deleting Section 5.02 in its entirety and replacing it with the following:

      Section 5.02      STATEMENTS TO THE PURCHASER.

      The Company shall furnish to Purchaser an individual loan accounting report, as of the last Business Day of each month, in the Company's assigned loan number order to document Mortgage Loan payment activity on an individual Mortgage Loan basis. With respect to each month, the corresponding individual loan accounting report shall be received by the Purchaser no later than the fifth Business Day of the following month on a disk or tape or other computer-readable format in such format as may be mutually agreed upon by both Purchaser and Company, and no later than the fifth Business Day of the following month in hard copy, and shall contain the following:

      (i) with respect to each Mortgage Loan and each Monthly Payment, the amount of such remittance allocable to principal (including a separate breakdown of any Principal Prepayment, including the date of such prepayment, and any prepayment penalties or premiums, along with a detailed report of interest on principal prepayment amounts remitted in accordance with Section 4.04);

      (ii) with respect to each Mortgage Loan and each Monthly Payment, the amount of such remittance allocable to interest;

      (iii) with respect to each Mortgage Loan, the amount of servicing compensation received by the Company during the prior distribution period;

      (iv) the Stated Principal Balance of each Mortgage Loan and the aggregate Stated Principal Balance of all Mortgage Loans as of the first day of the distribution period and the last day of the distribution period;

      (v)   with respect to each Mortgage Loan, the current Mortgage  Interest
Rate;

      (vi) with respect to each Mortgage Loan, the aggregate amount of any Insurance Proceeds, Condemnation Proceeds, Liquidation Proceeds and REO Disposition Proceeds received during the prior distribution period;

      (vii) with respect to each Mortgage Loan, the amount of any Prepayment Interest Shortfalls paid by the Company in accordance with Section 4.04(viii) during the prior distribution period;

      (viii) the beginning and ending balances of the Custodial Account and Escrow Account;

      (ix) the number of Mortgage Loans as of the first day of the distribution period and the last day of the distribution period;

      (x) with respect to each Mortgage Loan, the Stated Principal Balance of each Mortgage Loan (a) delinquent as grouped in the following intervals through final liquidation of such Mortgage Loan: 30 to 59 days, 60 to 89 days, 90 days or more; (b) as to which foreclosure has commenced; and (c) as to which REO Property has been acquired;

      (xi) with respect to each Mortgage Loan, the amount and severity of any realized loss following liquidation of such Mortgage Loan;

      (xii) with respect to each Mortgage Loan, and in the aggregate for all Mortgage Loans, the amount of any Monthly Advances made by the Company during the prior distribution period;

      (xiii) with respect to each Mortgage Loan, a description of any Servicing Advances made by the Company with respect to such Mortgage Loan including the amount, terms and general purpose of such Servicing Advances, and the aggregate amount of Servicing Advances for all Mortgage Loans during the prior distribution period;

      (xiv) with respect to each Mortgage Loan, a description of any Nonrecoverable Advances made by the Company with respect to such Mortgage Loan including the amount, terms and general purpose of such Nonrecoverable Advances, and the aggregate amount of Nonrecoverable Advances for all Mortgage Loans during the prior distribution period;

      (xv) with respect to each Mortgage Loan, a description of any Monthly Advances, Servicing Advances and Nonrecoverable Advances reimbursed to the Company with respect to such Mortgage Loan during the prior distribution
period   pursuant  to  Section  4.05,   and  the  source  of  funds  for  such
reimbursement, and the aggregate amount of any Monthly Advances, Servicing Advances and Nonrecoverable Advances reimbursed to the Company for all Mortgage Loans during the prior distribution period pursuant to Section 4.05;

      (xvi) with respect to any Mortgage Loan, a description of any material modifications, extensions or waivers to the terms, fees, penalties or payments of such Mortgage Loan during the prior distribution period or that have cumulatively become material over time;

      (xvii) a description of any material breach of a representation or warranty set forth in Section 3.01 or Section 3.02 herein or of any other breach of a covenant or condition contained herein and the status of any resolution of such breach;

      (xviii) with respect to each Mortgage Loan, the Stated Principal Balance of any substitute Mortgage Loan provided by the Company and the Stated Principal Balance of any Mortgage Loan that has been replaced by a substitute Mortgage Loan in accordance with Section 3.03 herein;

      (xix) with respect to each Mortgage Loan, the Stated Principal Balance of any Mortgage Loan that has been repurchased by the Company in accordance with Section 3.03 herein.

      In addition, the Company shall provide to the Purchaser such other information known or available to the Company that is necessary in order to provide the distribution and pool performance information as required under
Item 1121 of Regulation AB, as amended from time to time, as determined by the Purchaser in its sole discretion. The Company shall also provide a monthly report, in the form of EXHIBIT E hereto, or such other form as is mutually acceptable to the Company, the Purchaser and any Master Servicer, EXHIBIT F with respect to defaulted mortgage loans and EXHIBIT P, with respect to realized losses and gains, with each such report.

      The Company shall prepare and file any and all information statements or other filings required to be delivered to any governmental taxing authority or to Purchaser pursuant to any applicable law with respect to the Mortgage Loans and the transactions contemplated hereby. In addition, the Company shall provide Purchaser with such information concerning the Mortgage Loans as is necessary for Purchaser to prepare its federal income tax return as Purchaser may reasonably request from time to time.

      In addition, not more than sixty (60) days after the end of each calendar year, the Company shall furnish to each Person who was a Purchaser at any time during such calendar year an annual statement in accordance with the requirements of applicable federal income tax law as to the aggregate of remittances for the applicable portion of such year.

      15. Article VI of the Agreement is hereby amended effective as of the date hereof by deleting Section 6.04 in its entirety and replacing it with the following:

      Section 6.04      ANNUAL   STATEMENT   AS   TO   COMPLIANCE;   ANNUAL
CERTIFICATION.

      (a) The Company will deliver to the Purchaser and any Master Servicer, not later than March 1 of each calendar year beginning in 2007, an Officers' Certificate acceptable to the Purchaser (an "Annual Statement of Compliance") stating, as to each signatory thereof, that (i) a review of the activities of the Company during the preceding calendar year (or applicable portion thereof) and of performance under this Agreement or other applicable servicing agreement has been made under such officers' supervision and (ii) to the best of such officers' knowledge, based on such review, the Company has fulfilled all of its obligations under this Agreement or other applicable servicing agreement in all material respects throughout such year (or applicable portion thereof), or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status of cure provisions thereof. Such Annual Statement of Compliance shall contain no restrictions or limitations on its use. Copies of such statement shall be provided by the Company to the Purchaser upon request and by the Purchaser to any Person identified as a prospective purchaser of the Mortgage Loans. In the event that the Company has delegated any servicing responsibilities with respect to the Mortgage Loans to a Subservicer, the Company shall deliver an officer's certificate (an "Annual Certification") of the Subservicer as described above as to each Subservicer as and when required with respect to the Company.

      (b) With respect to any Mortgage Loans that are the subject of a Pass-Through Transfer, by March 1 of each calendar year beginning in 2007, an officer of the Company shall execute and deliver an Annual Certification to the Purchaser, any Master Servicer and any related Depositor for the benefit of each such entity and such entity's affiliates and the officers, directors and agents of any such entity and such entity's affiliates, in the form attached hereto as EXHIBIT L. In the event that the Company has delegated any servicing responsibilities with respect to the Mortgage Loans to a Subservicer, the Company shall deliver an Annual Certification of the Subservicer as described above as to each Subservicer as and when required with respect to the Company.

      (c) If the Company cannot deliver the related Annual Statement of Compliance or Annual Certification by March 1st of such year, the Purchaser, at its sole option, may permit a cure period for the Company to deliver such Annual Statement of Compliance or Annual Certification, but in no event later than March 10th of such year.

      Failure of the Company to timely comply with this Section 6.04 shall be deemed an Event of Default, automatically, without notice and without any cure period, unless otherwise agreed to by the Purchaser as set forth in 6.04(c), and Purchaser may, in addition to whatever rights the Purchaser may have under Sections 3.03 and 8.01 and at law or equity or to damages, including injunctive relief and specific performance, terminate all the rights and obligations of the Company under this Agreement and in and to the Mortgage Loans and the proceeds thereof without compensating the Company for the same, as provided in Section 9.01. Such termination shall be considered with cause pursuant to Section 10.01 of this Agreement. This paragraph shall supercede any other provision in this Agreement or any other agreement to the contrary.


      16. Article VI of the Agreement is hereby amended effective as of the date hereof by deleting Section 6.05 in its entirety and replacing it with the following:

      Section 6.05      [RESERVED]

      17. Article VI of the Agreement is hereby amended effective as of the date hereof by adding the following new Section 6.07:

      Section 6.07      ASSESSMENT OF COMPLIANCE WITH SERVICING CRITERIA.

      On and after January 1, 2006, the Company shall service and administer, and shall cause each subservicer to servicer or administer, the Mortgage
Loans  in  accordance  with  all  applicable  requirements  of  the  Servicing
Criteria.

      With respect to any Mortgage Loans that are the subject of a Pass-Through Transfer, the Company shall deliver to the Purchaser or its designee, any Master Servicer and any Depositor on or before March 1 of each calendar year beginning in 2007, a report (an "Assessment of Compliance") reasonably satisfactory to the Purchaser, any Master Servicer and any Depositor regarding the Company's assessment of compliance with the Servicing Criteria during the preceding calendar year as required by Rules 13a-18 and 15d-18 of the Exchange Act and Item 1122 of Regulation AB or as otherwise required by the Master Servicer, which as of the date hereof, require a report by an authorized officer of the Company that contains the following:

      (a) A statement by such officer of its responsibility for assessing compliance with the Servicing Criteria applicable to the Company;

      (b) A statement by such officer that such officer used the Servicing Criteria to assess compliance with the Servicing Criteria applicable to the Company;

      (c) An assessment by such officer of the Company's compliance with the applicable Servicing Criteria for the period consisting of the preceding calendar year, including disclosure of any material instance of noncompliance with respect thereto during such period, which assessment shall be based on the activities it performs with respect to asset-backed securities transactions taken as a whole involving the Company, that are backed by the same asset type as the Mortgage Loans;

      (d) A statement that a registered public accounting firm has issued an attestation report on the Company's Assessment of Compliance for the period consisting of the preceding calendar year; and

      (e) A statement as to which of the Servicing Criteria, if any, are not applicable to the Company, which statement shall be based on the activities it performs with respect to asset-backed securities transactions taken as a whole involving the Company, that are backed by the same asset type as the Mortgage Loans.

      Such report at a minimum shall address each of the Servicing Criteria specified on a certification substantially in the form of Exhibit O hereto delivered to the Purchaser concurrently with the execution of this Agreement.

      With respect to any Mortgage Loans that are the subject of a Pass-Through Transfer, on or before March 1 of each calendar year beginning in 2007, the Company shall furnish to the Purchaser or its designee, any Master Servicer and any Depositor a report (an "Attestation Report") by a registered public accounting firm that attests to, and reports on, the Assessment of Compliance made by the Company, as required by Rules 13a-18 and 15d-18 of the Exchange Act and Item 1122(b) of Regulation AB or as otherwise required by the Master Servicer, which Attestation Report must be made in accordance with standards for attestation reports issued or adopted by the Public Company Accounting Oversight Board.

      The Company shall cause each Subservicer, and each Subcontractor determined by the Company pursuant to Section 11.20 to be "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, to deliver to the Purchaser, any Master Servicer and any Depositor an assessment of compliance and accountants' attestation as and when provided in Sections 6.07.

      If the Company cannot deliver the related Assessment of Compliance or Attestation Report by March 1st of such year, the Purchaser, at its sole option, may permit a cure period for the Company to deliver such Assessment of Compliance or Attestation Report, but in no event later than March 10th of such year.

      Failure of the Company to timely comply with this Section 6.07 shall be deemed an Event of Default, automatically, without notice and without any cure period, unless otherwise agreed to by the Purchaser as described herein, and Purchaser may, in addition to whatever rights the Purchaser may have under Sections 3.03 and 8.01 and at law or equity or to damages, including injunctive relief and specific performance, terminate all the rights and obligations of the Company under this Agreement and in and to the Mortgage Loans and the proceeds thereof without compensating the Company for the same, as provided in Section 9.01. Such termination shall be considered with cause pursuant to Section 10.01 of this Agreement. This paragraph shall supercede any other provision in this Agreement or any other agreement to the contrary.

      18. Article VI of the Agreement is hereby amended effective as of the date hereof by adding the following new Section 6.08:

      Section 6.08      INTENT OF THE PARTIES; REASONABLENESS.

      The Purchaser and the Company acknowledge and agree that a purpose of Sections 3.01(p), 5.02, 6.04, 6.07 and 11.18 of this Agreement is to facilitate compliance by the Purchaser and any Depositor with the provisions of Regulation AB and related rules and regulations of the Commission. None of the Purchaser, any master Servicer or any Depositor shall exercise its right to request delivery of information or other performance under these provisions other than in good faith, or for purposes other than compliance with the Securities Act, the Exchange Act and the rules and regulations of the Commission thereunder. The Company acknowledges that interpretations of the requirements of Regulation AB may change over time, whether due to interpretive guidance provided by the Commission or its staff, consensus among participants in the asset-backed securities markets, advice of counsel, or otherwise, and agrees to comply with requests made by the Purchaser or any Depositor in good faith for delivery of information under these provisions on the basis of evolving interpretations of Regulation AB. In connection with any Pass-Through Transfer, the Company shall cooperate fully with the Purchaser to deliver to the Purchaser (including any of its assignees or designees) and any Depositor, any and all statements, reports, certifications, records and any other information necessary in the good faith determination of the Purchaser or any Depositor to permit the Purchaser or such Depositor to comply with the provisions of Regulation AB, together with such disclosures relating to the Company, any Subservicer, any Third-Party Originator and the Mortgage Loans, or the servicing of the Mortgage Loans, reasonably believed by the Purchaser or any Depositor to be necessary in order to effect such compliance.

      19. Article IX of the Agreement is hereby amended effective as of the date hereof by deleting the first sentence of the last paragraph of Section
9.01 and replacing it with the following (new text underlined):

            Then, and in each and every such case, so long as an Event of Default shall not have been remedied, the Purchaser, by notice in writing to the Company (except in the case of an Event of Default under clauses (iii),
(iv)  or  (v)  above,   OR  AS  OTHERWISE   STATED  HEREIN,   in  which  case,
automatically and without notice) may, in addition to whatever rights the Purchaser may have under Sections 3.03 and 8.01 and at law or equity or to damages, including injunctive relief and specific performance, terminate all the rights and obligations of the Company (AND IF THE COMPANY IS SERVICING ANY OF THE MORTGAGE LOANS IN A SECURITIZATION TRANSACTION, APPOINT A SUCCESSOR SERVICER REASONABLY ACCEPTABLE TO ANY MASTER SERVICER FOR SUCH SECURITIZATION TRANSACTION) under this Agreement and in and to the Mortgage Loans and the proceeds thereof without compensating the Company for the same.

      20. Article IX of the Agreement is hereby amended effective as of the date hereof by adding the following at the end of the last paragraph of
Section 9.01:

      The Company shall promptly reimburse the Purchaser (or any designee of the Purchaser, such as a master servicer) and any Depositor, as applicable, for all reasonable expenses incurred by the Purchaser (or such designee) or such Depositor, as such are incurred, in connection with the termination of the Company as servicer pursuant to this Section and the resulting transfer of servicing of the Mortgage Loans to a successor servicer. The provisions of this paragraph shall not limit whatever rights the Purchaser or any Depositor may have under other provisions of this Agreement and/or any applicable Reconstitution Agreement related thereto or otherwise, whether in equity or at law, such as an action for damages, specific performance or injunctive relief.

      21. Article XI of the Agreement is hereby amended effective as of the date hereof by restating Section 11.18 in its entirety as follows:

      Section 11.18.    COOPERATION OF COMPANY WITH A RECONSTITUTION.

      The Company and the Purchaser agree that with respect to some or all of the Mortgage Loans, on or after the related Closing Date, on one or more dates (each a "Reconstitution Date") at the Purchaser's sole option, the Purchaser may effect a sale (each, a "Reconstitution") of some or all of the Mortgage Loans then subject to this Agreement, without recourse, to:

      (a) one or more third party purchasers in one or more in whole loan transfers (each, a "Whole Loan Transfer"); or

      (b) one or more trusts or other entities to be formed as part of one or more Pass-Through Transfers.

      The Company agrees to execute in connection with any agreements among the Purchaser, the Company, and any servicer in connection with a Whole Loan Transfer, an Assignment, Assumption and Recognition Agreement substantially in the form of EXHIBIT D hereto, or, at Purchaser's request, a seller's warranties and servicing agreement or a participation and servicing agreement or similar agreement in form and substance reasonably acceptable to the parties, and in connection with a Pass-Through Transfer, a pooling and servicing agreement in form and substance reasonably acceptable to the parties, (collectively the agreements referred to herein are designated, the "Reconstitution Agreements"). It is understood that any such Reconstitution Agreements will not contain any greater obligations on the part of Company than are contained in this Agreement. Notwithstanding anything to the contrary in this Section 11.18, the Company agrees that it is required to perform the obligations described in EXHIBIT K hereto.

      With respect to each Whole Loan Transfer and each Pass-Through Transfer entered into by the Purchaser, the Company agrees (1) to cooperate fully with the Purchaser and any prospective purchaser with respect to all reasonable requests and due diligence procedures; (2) to execute, deliver and perform all Reconstitution Agreements required by the Purchaser; (3) to restate the representations and warranties set forth in this Agreement as of the settlement or closing date in connection with such Reconstitution (each, a "Reconstitution Date").

      In addition, the Company shall provide to such servicer or issuer, as the case may be, and any other participants in such Reconstitution:

      (i) any and all information and appropriate verification of information which may be reasonably available to the Company, whether through letters of its auditors and counsel or otherwise, as the Purchaser or any such other participant shall request upon reasonable demand;

      (ii) such additional representations, warranties, covenants, opinions of counsel, letters from auditors, and certificates of public officials or officers of the Company as are reasonably agreed upon by the Company and the Purchaser or any such other participant;

      (iii) within 5 Business Days after request by the Purchaser, the information with respect to the Company (as originator) and each Third-Party Originator of the Mortgage Loans as required under Item 1110(a) and (b) of Regulation AB, a summary of the requirements of which has of the date hereof is attached hereto as EXHIBIT N for convenience of reference only, as determined by Purchaser in its sole discretion. If requested by the Purchaser, this will include information about the applicable credit-granting or underwriting criteria;

      (iv) within 5 Business Days after request by the Purchaser, the Company shall provide (or, as applicable, cause each Third-Party Originator to provide) to the extent reasonably available to the Company Static Pool
Information with respect to the mortgage loans (of a similar type as the Mortgage Loans, as reasonably identified by the Purchaser as provided below) serviced by or for the Company or any Third-Party Originator and originated by (i) the Company, if the Company is an originator of Mortgage Loans (including as an acquirer of Mortgage Loans from a Qualified Correspondent), and/or (ii) each Third-Party Originator. Such Static Pool Information shall be prepared by the Company (or Third-Party Originator) on the basis of its reasonable, good faith interpretation of the requirements of Item 1105(a)(1)-(3) and (c) of Regulation AB for the period of time such Mortgage Loans were serviced by or for the Company (or Third-Party Originator). To the extent that there is reasonably available to the Company (or Third-Party Originator) Static Pool Information with respect to more than one mortgage loan type, the Purchaser or any Depositor shall be entitled to specify whether some or all of such information shall be provided pursuant to this paragraph. The content of such Static Pool Information may be in the form customarily provided by the Company, and need not be customized for the Purchaser or any Depositor. Such Static Pool Information for each vintage origination year or prior securitized pool, as applicable, shall be presented in increments no less frequently than quarterly over the life of the mortgage loans included in the vintage origination year or prior securitized pool. The most recent periodic increment must be as of a date no later than 135 days prior to the date of the prospectus or other offering document in which the Static Pool Information is to be included or incorporated by reference. The Static Pool Information shall be provided in an electronic format that provides a permanent record of the information provided, such as a portable document format (pdf) file, or other such electronic format reasonably required by the Purchaser or the Depositor, as applicable;

      (v) within 5 Business Days after request by the Purchaser, information with respect to the Company (as servicer) as required by Item 1108(b) and (c) of Regulation AB, a summary of the requirements of which as of the date hereof is attached hereto as EXHIBIT N for convenience of reference only, as determined by Purchaser in its sole discretion. In the event that the Company has delegated any servicing responsibilities with respect to the Mortgage Loans to a Subservicer, the Company shall provide the information required pursuant to this clause with respect to the Subservicer;

      (vi)  within 5 Business Days after request by the Purchaser,
            (a) information regarding any legal proceedings pending (or known to be contemplated) against the Company (as originator and as servicer) and each other originator of the Mortgage Loans and each Subservicer as required by Item 1117 of Regulation AB, a summary of the requirements of which as of the date hereof is attached hereto as Exhibit N for convenience of reference only, as determined by Purchaser in its sole discretion,
            (b) information regarding affiliations with respect to the Company (as originator and as servicer) and each other originator of the Mortgage Loans and each Subservicer as required by Item 1119(a) of Regulation AB, a summary of the requirements of which as of the date hereof is attached hereto as EXHIBIT N for convenience of reference only, as determined by Purchaser in its sole discretion, and
            (c) information regarding relationships and transactions with respect to the Company (as originator and as servicer) and each other originator of the Mortgage Loans and each Subservicer as required by
      Item 1119(b) and (c) of Regulation AB, a summary of the requirements of which as of the date hereof is attached hereto as Exhibit N for convenience of reference only, as determined by Purchaser in its sole discretion;

      (vii) if so requested by the Purchaser, the Company shall provide (or, as applicable, cause each Third-Party Originator to provide), at the expense of the requesting party (to the extent of any additional incremental expense associated with delivery pursuant to this Agreement), such statements and agreed-upon procedures letters of certified public accountants reasonably acceptable to the Purchaser or Depositor, as applicable, pertaining to Static Pool Information relating to prior securitized pools for securitizations closed on or after January 1, 2006 or, in the case of Static Pool Information with respect to the Company's or Third-Party Originator's originations or purchases, to calendar months commencing January 1, 2006, or to any financial information included in any other disclosure provided under this Section 11.18, as the Purchaser or such Depositor shall reasonably request. Such statements and letters shall be addressed to and be for the benefit of such parties as the Purchaser or such Depositor shall designate, which may include, by way of example, any Sponsor, any Depositor and any broker dealer acting as underwriter, placement agent or initial purchaser with respect to a Pass-Through Transfer. Any such statement or letter may take the form of a standard, generally applicable document accompanied by a reliance letter authorizing reliance by the addressees designated by the Purchaser or such Depositor;

      (viii) For the purpose of satisfying the reporting obligation under the Exchange Act with respect to any class of asset-backed securities, the Company shall (or shall cause each Subservicer and Third-Party Originator to)
(i) provide prompt notice to the Purchaser, any Master Servicer and any Depositor in writing of (A) any litigation or governmental proceedings involving the Company, any Subservicer or any Third-Party Originator that could be material to investors in the securities issued in a Pass-Through Transfer, (B) any affiliations or relationships that develop following the closing date of a Securitization Transaction between the Company, any Subservicer or any Third-Party Originator and any of the parties specified in clause (D) of paragraph (a) of this Section (and any other parties identified in writing by the requesting party) with respect to such Securitization Transaction, (C) any Event of Default under the terms of this Agreement or any applicable Reconstitution Agreement related thereto, (D) any merger, consolidation or sale of substantially all of the assets of the Company, and
(E) the Company's entry into an agreement with a Subservicer to perform or assist in the performance of any of the Company's obligations under this Agreement or any applicable Reconstitution Agreement related thereto and (ii) provide to the Purchaser and any Depositor a description of such proceedings, affiliations or relationships;

      (ix) As a condition to the succession to the Company or any Subservicer as servicer or subservicer under this Agreement or any applicable Reconstitution Agreement related thereto by any Person (i) into which the Company or such Subservicer may be merged or consolidated, or (ii) which may be appointed as a successor to the Company or any Subservicer, the Company shall provide to the Purchaser, any Master Servicer, and any Depositor, at least 15 calendar days prior to the effective date of such succession or appointment, (x) written notice to the Purchaser and any Depositor of such succession or appointment and (y) in writing and in form and substance reasonably satisfactory to the Purchaser and such Depositor, all information reasonably requested by the Purchaser or any Depositor in order to comply with its reporting obligation under Item 6.02 of Form 8-K with respect to any class of asset-backed securities;

      (x) In addition to such information as the Company, as servicer, is obligated to provide pursuant to other provisions of this Agreement, not later than ten days prior to the deadline for the filing of any distribution report on Form 10-D in respect of any Securitization Transaction that includes any of the Mortgage Loans serviced by the Company or any Subservicer, the Company or such Subservicer, as applicable, shall, to the extent the Company or such Subservicer has knowledge, provide to the party responsible for filing such report (including, if applicable, the Master Servicer) notice of the occurrence of any of the following events along with all information, data, and materials related thereto as may be required to be included in the related distribution report on Form 10-D (as specified in the provisions of Regulation AB referenced below):

                  (A) any material modifications, extensions or waivers of pool asset terms, fees, penalties or payments during the distribution period or that have cumulatively become material over time (Item 1121(a)(11) of Regulation AB);

                  (B) material breaches of pool asset representations or warranties or transaction covenants (Item 1121(a)(12) of Regulation AB); and

                  (C) information regarding new asset-backed securities issuances backed by the same pool assets, any pool asset changes (such as, additions, substitutions or repurchases), and any material changes in origination, underwriting or other criteria for acquisition or selection of pool assets (Item 1121(a)(14) of Regulation AB); and

      (xi) The Company shall provide to the Purchaser, any Master Servicer and any Depositor, evidence of the authorization of the person signing any certification or statement, copies or other evidence of Fidelity Bond Insurance and Errors and Omission Insurance policy, financial information and reports, and such other information related to the Company or any Subservicer or the Company or such Subservicer's performance hereunder.

      In the event of a conflict or inconsistency between the terms of Exhibit N and the text of the applicable Item of Regulation AB as cited above, the text of Regulation AB, its adopting release and other public statements of the SEC shall control.

      The Company shall indemnify the Purchaser, each affiliate of the Purchaser, and each of the following parties participating in a Pass-Through
Transfer: each sponsor and issuing entity; each Person (including, but not limited to, any Master Servicer, if applicable) responsible for the preparation, execution or filing of any report required to be filed with the Commission with respect to such Pass-Through Transfer, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act with respect to such Pass-Through Transfer; each broker dealer acting as underwriter, placement agent or initial purchaser, each Person who controls any of such parties or the Depositor (within the meaning of Section 15 of the Securities Act and Section 20 of the Exchange Act); and the respective present and former directors, officers, employees, agents and affiliates of each of the foregoing and of the Depositor (each, an "Indemnified Party"), and shall hold each of them harmless from and against any claims, losses, damages, penalties, fines, forfeitures, legal fees and expenses and related costs, judgments, and any other costs, fees and expenses that any of them may sustain arising out of or based upon:

      (i)(A) any untrue statement of a material fact contained or alleged to be contained in any written information, written report, certification, data, accountants' letter or other material provided under this Section 11.18 by or on behalf of the Company, or provided under this Section 11.18 by or on behalf of any Subservicer, Subcontractor or Third-Party Originator (collectively, the "Company Information"), or (B) the omission or alleged omission to state in the Company Information a material fact required to be stated in the Company Information or necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading; provided, by way of clarification, that clause (B) of this paragraph shall be construed solely by reference to the Company Information and not to any other information communicated in connection with a sale or purchase of securities, without regard to whether the Company Information or any portion thereof is presented together with or separately from such other information;

      (ii) any breach by the Company of its obligations under this Section 11.18, including particularly any failure by the Company, any Subservicer, any Subcontractor or any Third-Party Originator to deliver any information, report, certification, accountants' letter or other material when and as required under this Section 11.18, including any failure by the Company to identify pursuant to Section 11.20 any Subcontractor "participating in the servicing function" within the meaning of Item 1122 of Regulation AB;

      (iii) any breach by the Company of a representation or warranty set forth in Section 3.01 or in a writing furnished pursuant to Section 3.01(q) and made as of a date prior to the closing date of the related Pass-Through Transfer, to the extent that such breach is not cured by such closing date, or any breach by the Company of a representation or warranty in a writing furnished pursuant to Section 3.01(q) to the extent made as of a date subsequent to such closing date; or

      (iv) the negligence bad faith or willful misconduct of the Company in connection with its performance under this Section 11.18.


      If the indemnification provided for herein is unavailable or insufficient to hold harmless an Indemnified Party, then the Company agrees that it shall contribute to the amount paid or payable by such Indemnified Party as a result of any claims, losses, damages or liabilities incurred by such Indemnified Party in such proportion as is appropriate to reflect the relative fault of such Indemnified Party on the one hand and the Company on the other.

      In the case of any failure of performance described above, the Company shall promptly reimburse the Purchaser, any Depositor, as applicable, and each Person responsible for the preparation, execution or filing of any report required to be filed with the Commission with respect to such Securitization Transaction, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act with respect to such Securitization Transaction, for all costs reasonably incurred by each such party in order to obtain the information, report, certification, accountants' letter or other material not delivered as required by the Company, any Subservicer, any Subcontractor or any Third-Party Originator.

      This indemnification shall survive the termination of this Agreement or the termination of any party to this Agreement.

      All Mortgage Loans not sold or transferred pursuant to a Reconstitution shall remain subject to, and serviced in accordance with the terms of, this Agreement and the related Term Sheet, and with respect thereto this Agreement and the related Term Sheet shall remain in full force and effect.

      22. Article XI of the Agreement is hereby amended effective as of the date hereof by adding the following new Section 11.20:

      Section 11.20. USE OF SUBSERVICERS AND SUBCONTRACTORS.

      (a) The Company shall not hire or otherwise utilize the services of any Subservicer to fulfill any of the obligations of the Company as servicer under this Agreement or any applicable Reconstitution Agreement related thereto unless the Company complies with the provisions of paragraph (b) of this Section. The Company shall not hire or otherwise utilize the services of any Subcontractor, and shall not permit any Subservicer to hire or otherwise utilize the services of any Subcontractor, to fulfill any of the obligations of the Company as servicer under this Agreement or any applicable Reconstitution Agreement related thereto unless the Company complies with the provisions of paragraph (d) of this Section.

      (b) It shall not be necessary for the Company to seek the consent of the Purchaser, any Master Servicer or any Depositor to the utilization of any Subservicer. The Company shall cause any Subservicer used by the Company (or by any Subservicer) for the benefit of the Purchaser and any Depositor to comply with the provisions of this Section and with Sections 3.01(p), 3.01(s), 6.04, 6.07 and 11.18 of this Agreement to the same extent as if such Subservicer were the Company, and to provide the information required with respect to such Subservicer under Section 3.01(r) of this Agreement. The Company shall be responsible for obtaining from each Subservicer and delivering to the Purchaser, any Master Servicer and any Depositor any Annual Statement of Compliance required to be delivered by such Subservicer under
Section 6.04(a), any Assessment of Compliance and Attestation Report required to be delivered by such Subservicer under Section 6.07 and any Annual Certification required under Section 6.04(b) as and when required to be delivered.

      (c) It shall not be necessary for the Company to seek the consent of the Purchaser, any Master Servicer or any Depositor to the utilization of any Subcontractor. The Company shall promptly upon request provide to the Purchaser, any Master Servicer and any Depositor (or any designee of the Depositor, such as an administrator) a written description (in form and substance satisfactory to the Purchaser, any Master Servicer and such Depositor) of the role and function of each Subcontractor utilized by the Company or any Subservicer, specifying (i) the identity of each such Subcontractor, (ii) which (if any) of such Subcontractors are "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, and (iii) which elements of the Servicing Criteria will be addressed in assessments of compliance provided by each Subcontractor identified pursuant to clause (ii) of this paragraph.

      (d) As a condition to the utilization of any Subcontractor determined to be "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, the Company shall cause any such Subcontractor used by the Company (or by any Subservicer) for the benefit of the Purchaser and any Depositor to comply with the provisions of Sections 6.07 and 11.18 of this Agreement to the same extent as if such Subcontractor were the Company. The Company shall be responsible for obtaining from each Subcontractor and delivering to the Purchaser and any Depositor any Assessment of Compliance and Attestation Report and the other certificates required to be delivered by such Subservicer and such Subcontractor under Section 6.07, in each case as and when required to be delivered.

      23. Article XI of the Agreement is hereby amended effective as of the date hereof by adding the following new Section 11.21:

      Section 11.21. THIRD PARTY BENEFICIARY.

      For  purposes  of  this   Agreement, each   Master   Servicer  shall  be
considered a third party beneficiary to this Agreement, entitled to all the rights and benefits hereof as if it were a direct party to this Agreement.

      24. The Agreement is hereby amended as of the date hereof by deleting Exhibit E in its entirety and replacing it with the following:

                                     EXHIBIT E

                         REPORTING DATA FOR MONTHLY REPORT

                         STANDARD FILE LAYOUT - MASTER SERVICING

    COLUMN NAME                                 DESCRIPTION                      DECIMAL           FORMAT COMMENT          MAX
                                                                                                                           SIZE
--------------------           -----------------------------------------------   -------    -----------------------------  ----
SER_INVESTOR_NBR               A value assigned by the Servicer to define a                 Text up to 10 digits             20
                               group of loans.
LOAN_NBR                       A unique identifier assigned to each loan by                 Text up to 10 digits             10
                               the investor.
                               A unique number assigned to a loan by the
SERVICER_LOAN_NBR              Servicer.  This may be different than the
                               LOAN_NBR.                                                    Text up to 10 digits             10
BORROWER_NAME                  The borrower name as received in the file.                   Maximum length of 30 (Last,      30
                               It is not separated by first and last name.                  First)
                               Scheduled monthly principal and scheduled
SCHED_PAY_AMT                  interest payment that a borrower is expected                 No commas(,) or dollar signs
                               to pay, P&I constant.                                2       ($)                              11
NOTE_INT_RATE                  The loan interest rate as reported by the            4       Max length of 6                   6
                               Servicer.
NET_INT_RATE                   The loan gross interest rate less the service        4       Max length of 6                   6
                               fee rate as reported by the Servicer.
SERV_FEE_RATE                  The servicer's fee rate for a loan as                4       Max length of 6                   6
                               reported by the Servicer.
SERV_FEE_AMT                   The servicer's fee amount for a loan as              2       No commas(,) or dollar signs     11
                               reported by the Servicer.                                    ($)
NEW_PAY_AMT                    The new loan payment amount as reported by           2       No commas(,) or dollar signs     11
                               the Servicer.                                                ($)
NEW_LOAN_RATE                  The new loan rate as reported by the Servicer.       4       Max length of 6                   6
ARM_INDEX_RATE                 The index the Servicer is using to calculate         4       Max length of 6                   6
                               a forecasted rate.
ACTL_BEG_PRIN_BAL              The borrower's actual principal balance at           2       No commas(,) or dollar signs     11
                               the beginning of the processing cycle.                       ($)
ACTL_END_PRIN_BAL              The borrower's actual principal balance at           2       No commas(,) or dollar signs     11
                               the end of the processing cycle.                             ($)
                               The date at the end of processing cycle that
BORR_NEXT_PAY_DUE_DATE         the borrower's next payment is due to the                    MM/DD/YYYY                       10
                               Servicer, as reported by Servicer.                   2       No commas(,) or dollar signs     11
SERV_CURT_AMT_1                The first curtailment amount to be applied.                  ($)
                                                                                            MM/DD/YYYY                       10
SERV_CURT_DATE_1               The curtailment date associated with the
                               first curtailment amount.                            2       No commas(,) or dollar signs     11
CURT_ADJ_ AMT_1                The curtailment interest on the first                        ($)
                               curtailment amount, if applicable.                   2       No commas(,) or dollar signs     11
SERV_CURT_AMT_2                The second curtailment amount to be applied.                 ($)
                                                                                            MM/DD/YYYY                       10
SERV_CURT_DATE_2               The curtailment date associated with the
                               second curtailment amount.                           2       No commas(,) or dollar signs     11
CURT_ADJ_ AMT_2                The curtailment interest on the second                       ($)
                               curtailment amount, if applicable.                   2       No commas(,) or dollar signs     11
SERV_CURT_AMT_3                The third curtailment amount to be applied.                  ($)
                                                                                            MM/DD/YYYY                       10
SERV_CURT_DATE_3               The curtailment date associated with the
                               third curtailment amount.                            2       No commas(,) or dollar signs     11
CURT_ADJ_AMT_3                 The curtailment interest on the third                        ($)
                               curtailment amount, if applicable.                   2       No commas(,) or dollar signs     11
PIF_AMT                        The loan "paid in full" amount as reported by                ($)
                               the Servicer.
PIF_DATE                       The paid in full date as reported by the                     MM/DD/YYYY                       10
                               Servicer.                                                    Action Code Key:
                                                                                            15=Bankruptcy,



ACTION_CODE                    The standard FNMA numeric code used to                       30=Foreclosure, , 60=PIF,         2
                               indicate the default/delinquent status of a                  63=Substitution,
                               particular loan.                                             65=Repurchase,70=REO

INT_ADJ_AMT                    The amount of the interest adjustment as             2       No commas(,) or dollar signs     11
                               reported by the Servicer.                                    ($)
SOLDIER_SAILOR_ADJ_AMT         The Soldier and Sailor Adjustment amount, if         2       No commas(,) or dollar signs     11
                               applicable.                                                  ($)
NON_ADV_LOAN_AMT               The Non Recoverable Loan Amount, if                  2       No commas(,) or dollar signs     11
                               applicable.                                                  ($)
LOAN_LOSS_AMT                  The amount the Servicer is passing as a loss,        2       No commas(,) or dollar signs     11
                               if applicable.                                               ($)
                               The scheduled outstanding principal amount
SCHED_BEG_PRIN_BAL             due at the beginning of the cycle date to be                 No commas(,) or dollar signs
                               passed through to investors.                         2       ($)                              11
SCHED_END_PRIN_BAL             The scheduled principal balance due to               2       No commas(,) or dollar signs     11
                               investors at the end of a processing cycle.                  ($)
                               The scheduled principal amount as reported by
SCHED_PRIN_AMT                 the Servicer for the current cycle -- only                   No commas(,) or dollar signs
                               applicable for Scheduled/Scheduled Loans.            2       ($)                              11
                               The scheduled gross interest amount less the
                               service fee amount for the current cycle as
SCHED_NET_INT                  reported by the Servicer -- only applicable                  No commas(,) or dollar signs
                               for Scheduled/Scheduled Loans.                       2       ($)                              11
                               The actual principal amount collected by the
ACTL_PRIN_AMT                  Servicer for the current reporting cycle --                  No commas(,) or dollar signs
                               only applicable for Actual/Actual Loans.             2       ($)                              11
                               The actual gross interest amount less the
                               service fee amount for the current reporting                 No commas(,) or dollar signs
ACTL_NET_INT                   cycle as reported by the Servicer -- only            2       ($)                              11
                               applicable for Actual/Actual Loans.
                               The penalty amount received when a borrower
PREPAY_PENALTY_ AMT            prepays on his loan as reported by the                       No commas(,) or dollar signs
                               Servicer.                                            2       ($)                              11
PREPAY_PENALTY_ WAIVED         The prepayment penalty amount for the loan           2       No commas(,) or dollar signs     11
                               waived by the servicer.                                      ($)
MOD_DATE                       The Effective Payment Date of the                            MM/DD/YYYY                       10
                               Modification for the loan.
MOD_TYPE                       The Modification Type.                                       Varchar - value can be alpha     30
                                                                                            or numeric
DELINQ_P&I_ADVANCE_AMT         The current outstanding principal and                2       No commas(,) or dollar signs     11
                               interest advances made by Servicer.                          ($)

      25. The Agreement is hereby amended as of the date hereof by adding the following new Exhibit F:


                                     EXHIBIT F

                         REPORTING DATA FOR DEFAULTED LOANS

                  STANDARD FILE LAYOUT - DELINQUENCY REPORTING

COLUMN/HEADER NAME                                   Description                               DECIMAL        FORMAT
                                                                                                             COMMENT
--------------------                  ------------------------------------------------------   -------      --------------
SERVICER_LOAN_NBR                      A unique number assigned to a loan by the
                                       Servicer.  This may be different than the LOAN_NBR
LOAN_NBR                               A unique identifier assigned to each loan by the
                                       originator.
CLIENT_NBR                             Servicer Client Number
SERV_INVESTOR_NBR                      Contains a unique number as assigned by an
                                       external servicer to identify a group of loans in
                                       their system.
BORROWER_FIRST_NAME                    First Name of the Borrower.
BORROWER_LAST_NAME                     Last name of the borrower.
PROP_ADDRESS                           Street Name and Number of Property
PROP_STATE                             The state where the  property located.
PROP_ZIP                               Zip code where the property is located.
BORR_NEXT_PAY_DUE_DATE                 The date that the borrower's next payment is due                     MM/DD/YYYY
                                       to the servicer at the end of processing cycle, as
                                       reported by Servicer.
LOAN_TYPE                              Loan Type (i.e. FHA, VA, Conv)
BANKRUPTCY_FILED_DATE                  The date a particular bankruptcy claim was filed.                    MM/DD/YYYY
BANKRUPTCY_CHAPTER_CODE                The chapter under which the bankruptcy was filed.
BANKRUPTCY_CASE_NBR                    The case number assigned by the court to the
                                       bankruptcy filing.
POST_PETITION_DUE_DATE                 The payment due date once the bankruptcy has been                    MM/DD/YYYY
                                       approved by the courts
BANKRUPTCY_DCHRG_DISM_DATE             The Date The Loan Is Removed From Bankruptcy.                        MM/DD/YYYY
                                       Either by Dismissal, Discharged and/or a Motion
                                       For Relief Was Granted.
LOSS_MIT_APPR_DATE                     The Date The Loss Mitigation Was Approved By The                     MM/DD/YYYY
                                       Servicer
LOSS_MIT_TYPE                          The Type Of Loss Mitigation Approved For A Loan
                                       Such As;
LOSS_MIT_EST_COMP_DATE                 The Date The Loss Mitigation /Plan Is Scheduled To                   MM/DD/YYYY
                                       End/Close
LOSS_MIT_ACT_COMP_DATE                 The Date The Loss Mitigation Is Actually Completed                   MM/DD/YYYY
FRCLSR_APPROVED_DATE                   The date DA Admin sends a letter to the servicer                     MM/DD/YYYY
                                       with instructions to begin foreclosure proceedings.
ATTORNEY_REFERRAL_DATE                 Date File Was Referred To Attorney to Pursue                         MM/DD/YYYY
                                       Foreclosure
FIRST_LEGAL_DATE                       Notice of 1st legal filed by an Attorney in a                        MM/DD/YYYY
                                       Foreclosure Action
FRCLSR_SALE_EXPECTED_DATE              The date by which a foreclosure sale is expected                     MM/DD/YYYY
                                       to occur.
FRCLSR_SALE_DATE                       The actual date of the foreclosure sale.                             MM/DD/YYYY
FRCLSR_SALE_AMT                        The amount a property sold for at the foreclosure          2         No commas(,)
                                       sale.                                                                or dollar
                                                                                                            signs ($)
EVICTION_START_DATE                    The date the servicer initiates eviction of the                      MM/DD/YYYY
                                       borrower.
EVICTION_COMPLETED_DATE                The date the court revokes legal possession of the                   MM/DD/YYYY
                                       property from the borrower.
LIST_PRICE                             The price at which an REO property is marketed.            2         No commas(,)
                                                                                                            or dollar
                                                                                                            signs ($)
LIST_DATE                              The date an REO property is listed at a particular                   MM/DD/YYYY
                                       price.
OFFER_AMT                              The dollar value of an offer for an REO property.          2         No commas(,)
                                                                                                            or dollar
                                                                                                            signs ($)
OFFER_DATE_TIME                        The date an offer is received by DA Admin or by                      MM/DD/YYYY
                                       the Servicer.
REO_CLOSING_DATE                       The date the REO sale of the property is scheduled                   MM/DD/YYYY
                                       to close.
REO_ACTUAL_CLOSING_DATE                Actual Date Of REO Sale                                              MM/DD/YYYY
OCCUPANT_CODE                          Classification of how the property is occupied.
PROP_CONDITION_CODE                    A code that indicates the condition of the
                                       property.
PROP_INSPECTION_DATE                   The date a  property inspection is performed.                        MM/DD/YYYY
APPRAISAL_DATE                         The date the appraisal was done.                                     MM/DD/YYYY
CURR_PROP_VAL                           The current "as is" value of the property based           2
                                       on brokers price opinion or appraisal.
REPAIRED_PROP_VAL                      The amount the property would be worth if repairs          2
                                       are completed pursuant to a broker's price opinion
                                       or appraisal.
IF APPLICABLE:
DELINQ_STATUS_CODE                     FNMA Code Describing Status of Loan
DELINQ_REASON_CODE                     The circumstances which caused a borrower to stop
                                       paying on a loan.   Code indicates the reason why
                                       the loan is in default for this cycle.
MI_CLAIM_FILED_DATE                    Date Mortgage Insurance Claim Was Filed With                         MM/DD/YYYY
                                       Mortgage Insurance Company.
MI_CLAIM_AMT                           Amount of Mortgage Insurance Claim Filed                             No commas(,)
                                                                                                            or dollar
                                                                                                            signs ($)
MI_CLAIM_PAID_DATE                     Date Mortgage Insurance Company Disbursed Claim                      MM/DD/YYYY
                                       Payment
MI_CLAIM_AMT_PAID                      Amount Mortgage Insurance Company Paid On Claim            2         No commas(,)
                                                                                                            or dollar
                                                                                                            signs ($)
POOL_CLAIM_FILED_DATE                  Date Claim Was Filed With Pool Insurance Company                     MM/DD/YYYY
POOL_CLAIM_AMT                         Amount of Claim Filed With Pool Insurance Company          2         No commas(,)
                                                                                                            or dollar
                                                                                                            signs ($)
POOL_CLAIM_PAID_DATE                   Date Claim Was Settled and The Check Was Issued By                   MM/DD/YYYY
                                       The Pool Insurer
POOL_CLAIM_AMT_PAID                    Amount Paid On Claim By Pool Insurance Company             2         No commas(,)
                                                                                                            or dollar
                                                                                                            signs ($)
FHA_PART_A_CLAIM_FILED_DATE            Date FHA Part A Claim Was Filed With HUD                             MM/DD/YYYY
FHA_PART_A_CLAIM_AMT                   Amount of FHA Part A Claim Filed                           2         No commas(,)
                                                                                                            or dollar
                                                                                                            signs ($)
FHA_PART_A_CLAIM_PAID_DATE             Date HUD Disbursed Part A Claim Payment                              MM/DD/YYYY
FHA_PART_A_CLAIM_PAID_AMT              Amount HUD Paid on Part A Claim                            2         No commas(,)
                                                                                                            or dollar
                                                                                                            signs ($)
FHA_PART_B_CLAIM_FILED_DATE            Date FHA Part B Claim Was Filed With HUD                             MM/DD/YYYY
FHA_PART_B_CLAIM_AMT                   Amount of FHA Part B Claim Filed                           2         No commas(,)
                                                                                                            or dollar
                                                                                                            signs ($)
FHA_PART_B_CLAIM_PAID_DATE             Date HUD Disbursed Part B Claim Payment                              MM/DD/YYYY
FHA_PART_B_CLAIM_PAID_AMT              Amount HUD Paid on Part B Claim                            2         No commas(,)
                                                                                                            or dollar
                                                                                                            signs ($)
VA_CLAIM_FILED_DATE                    Date VA Claim Was Filed With the Veterans Admin                      MM/DD/YYYY
VA_CLAIM_PAID_DATE                     Date Veterans Admin. Disbursed VA Claim Payment                      MM/DD/YYYY
VA_CLAIM_PAID_AMT                      Amount Veterans Admin. Paid on VA Claim                    2         No commas(,)
                                                                                                            or dollar
                                                                                                            signs ($)


EXHIBIT 2: STANDARD FILE CODES - DELINQUENCY REPORTING

The LOSS MIT TYPE field should show the approved Loss Mitigation Code as follows:
         o     ASUM-   Approved Assumption
         o     BAP-    Borrower Assistance Program
         o     CO-     Charge Off
         o     DIL-    Deed-in-Lieu
         o     FFA-    Formal Forbearance Agreement
         o     MOD-    Loan Modification
         o     PRE-    Pre-Sale
         o     SS-     Short Sale
         o     MISC-   Anything else approved by the PMI or Pool Insurer

NOTE: Wells Fargo Bank will accept alternative Loss Mitigation Types to those above, provided that they are consistent with industry standards. If Loss Mitigation Types other than those above are used, the Servicer must supply Wells Fargo Bank with a description of each of the Loss Mitigation Types prior to sending the file.

The OCCUPANT CODE field should show the current status of the property code as follows:
         o     Mortgagor
         o     Tenant
         o     Unknown
         o     Vacant

The PROPERTY CONDITION field should show the last reported condition of the property as follows:
         o     Damaged
         o     Excellent
         o     Fair
         o     Gone
         o     Good
         o     Poor
         o     Special Hazard
         o     Unknown

EXHIBIT 2: STANDARD FILE CODES - DELINQUENCY REPORTING, CONTINUED

The FNMA DELINQUENT REASON CODE field should show the Reason for Delinquency as follows:

               DELINQUENCY CODE DELINQUENCY DESCRIPTION
               001              FNMA-Death of principal mortgagor
               002              FNMA-Illness of principal mortgagor
               003              FNMA-Illness of mortgagor's family member
               004              FNMA-Death of mortgagor's family member
               005              FNMA-Marital difficulties
               006              FNMA-Curtailment of income
               007              FNMA-Excessive Obligation
               008              FNMA-Abandonment of property
               009              FNMA-Distant employee transfer
               011              FNMA-Property problem
               012              FNMA-Inability to sell property
               013              FNMA-Inability to rent property
               014              FNMA-Military Service
               015              FNMA-Other
               016              FNMA-Unemployment
               017              FNMA-Business failure
               019              FNMA-Casualty loss
               022              FNMA-Energy environment costs
               023              FNMA-Servicing problems
               026              FNMA-Payment adjustment
               027              FNMA-Payment dispute
               029              FNMA-Transfer of ownership pending
               030              FNMA-Fraud
               031              FNMA-Unable to contact borrower
               INC              FNMA-Incarceration

The FNMA DELINQUENT STATUS CODE field should show the Status of Default as follows:

                 STATUS CODE    STATUS DESCRIPTION
                      09        Forbearance
                      17        Pre-foreclosure Sale Closing Plan Accepted
                      24        Government Seizure
                      26        Refinance
                      27        Assumption
                      28        Modification
                      29        Charge-Off
                      30        Third Party Sale
                      31        Probate
                      32        Military Indulgence
                      43        Foreclosure Started
                      44        Deed-in-Lieu Started
                      49        Assignment Completed
                      61        Second Lien Considerations
                      62        Veteran's Affairs-No Bid
                      63        Veteran's Affairs-Refund
                      64        Veteran's Affairs-Buydown
                      65        Chapter 7 Bankruptcy
                      66        Chapter 11 Bankruptcy
                      67        Chapter 13 Bankruptcy




      26. The Agreement is hereby amended effective as of the date hereof by adding the following new Exhibit K:

                                     EXHIBIT K

                        COMPANY'S OBLIGATIONS IN CONNECTION
                               WITH A RECONSTITUTION

      o The Company shall (i) possess the ability to service to a securitization; (ii) service on a "Scheduled/Scheduled" reporting basis (advancing through the liquidation of an REO Property), (iii) make compensating interest payments on payoffs and curtailments and (iv) remit and report to a Master Servicer in format acceptable to such Master Servicer by the 10th calendar day of each month.

      o The Company shall provide an acceptable annual certification (officer's certificate) to the Master Servicer (as required by the Sarbanes-Oxley Act of 2002) as well as any other annual certifications required under the securitization documents (i.e. the annual statement as to compliance/annual independent certified public accountants' servicing report due by March 1 of each year).

      o The Company shall allow for the Purchaser, the Master Servicer or their designee to perform a review of audited financials and net worth of the Company.

      o The Company shall provide information on each Custodial Account as requested by the Master Servicer or the Purchaser, and each Custodial Accounts shall comply with the requirements for such accounts as set forth in the securitization documents.

      o The Company shall maintain its servicing system in accordance with the requirements of the Master Servicer.



      27. The Agreement is hereby amended effective as of the date hereof by adding the following new Exhibit L:

                                     EXHIBIT L

                           FORM OF COMPANY CERTIFICATION

Re:   The [ ] agreement dated as of [     l, 200[ ] (the  "Agreement"),  among
[IDENTIFY PARTIES]

      I,  ____________________________,  the  _______________________ of [NAME
OF COMPANY] (the "Company"), certify to [the Purchaser], [the Depositor], and the [Master Servicer] [Securities Administrator] [Trustee], and their officers, with the knowledge and intent that they will rely upon this certification, that:

            I have reviewed the servicer compliance statement of the Company provided in accordance with Item 1123 of Regulation AB (the "Compliance Statement"), the report on assessment of the Company's compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB (the "Servicing Criteria"), provided in accordance with Rules 13a-18 and 15d-18 under Securities Exchange Act of 1934, as amended (the "Exchange Act") and Item 1122 of Regulation AB (the "Servicing Assessment"), the registered public accounting firm's attestation report provided in accordance with Rules 13a-18 and 15d-18 under the Exchange Act and
      Section 1122(b) of Regulation AB (the "Attestation Report"), and all servicing reports, officer's certificates and other information relating to the servicing of the Mortgage Loans by the Company during 200[ ] that were delivered by the Company to the [Depositor] [Master Servicer] [Securities Administrator] [Trustee] pursuant to the Agreement (collectively, the "Company Servicing Information");

            Based on my knowledge, the Company Servicing Information, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period of time covered by the Company Servicing Information;

            Based on my knowledge, all of the Company Servicing Information required to be provided by the Company under the Agreement has been provided to the [Depositor] [Master Servicer] [Securities Administrator] [Trustee];

            I am responsible for reviewing the activities performed by the Company as servicer under the Agreement, and based on my knowledge and the compliance review conducted in preparing the Compliance Statement and except as disclosed in the Compliance Statement, the Servicing Assessment or the Attestation Report, the Company has fulfilled its obligations under the Agreement in all material respects; and

The Compliance Statement required to be delivered by the Company pursuant to this Agreement, and the Servicing Assessment and Attestation Report required to be provided by the Company and by any Subservicer and Subcontractor pursuant to the Agreement, have been provided to the [Depositor] [Master Servicer]. Any material instances of noncompliance described in such reports have been disclosed to the [Depositor] [Master Servicer]. Any material instance of noncompliance with the Servicing Criteria has been disclosed in such reports.

      28. The Agreement is hereby amended effective as of the date hereof by adding the following new Exhibit M:

                                  EXHIBIT M

                           SUMMARY OF REGULATION AB
                              SERVICING CRITERIA

NOTE: This Exhibit M is provided for convenience of reference only. In the event of a conflict or inconsistency between the terms of this Exhibit M and the text of Regulation AB, the text of Regulation AB, its adopting release and other public statements of the SEC shall control.

ITEM 1122(D)

      (a) General servicing considerations.

            (1)  Policies  and   procedures  are  instituted  to  monitor  any
performance or other triggers and events of default in accordance with the transaction agreements.

            (2) If any material servicing activities are outsourced to third parties, policies and procedures are instituted to monitor the third party's performance and compliance with such servicing activities.


            (3) Any requirements in the transaction agreements to maintain a back-up servicer for the mortgage loans are maintained.

            (4) A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in accordance with the terms of the transaction agreements.

      (b) Cash collection and administration.

            (1) Payments on mortgage loans are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of days specified in the transaction agreements.

            (2) Disbursements made via wire transfer on behalf of an obligor or to an investor are made only by authorized personnel.

            (3) Advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements.

            (4) The related accounts for the transaction, such as cash reserve accounts or accounts established as a form of overcollateralization, are separately maintained (e.g., with respect to commingling of cash) as set forth in the transaction agreements.

            (5) Each custodial account is maintained at a federally insured depository institution as set forth in the transaction agreements. For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the Securities Exchange Act.

            (6) Unissued checks are safeguarded so as to prevent unauthorized access.

            (7) Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.

      (c) Investor remittances and reporting.

            (1)  Reports to  investors,  including  those to be filed with the
Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number of mortgage loans serviced by the Servicer.

            (2) Amounts due to investors are allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.

            (3) Disbursements made to an investor are posted within two business days to the Servicer's investor records, or such other number of days specified in the transaction agreements.

            (4) Amounts remitted to investors per the investor reports agree with cancelled checks, or other form of payment, or custodial bank statements.

      (d) Mortgage Loan administration.

            (1) Collateral or security on mortgage loans is maintained as required by the transaction agreements or related mortgage loan documents.

            (2) Mortgage loan and related documents are safeguarded as required by the transaction agreements.

            (3) Any additions, removals or substitutions to the asset pool are made, reviewed and approved in accordance with any conditions or requirements in the transaction agreements.

            (4) Payments on mortgage loans, including any payoffs, made in accordance with the related mortgage loan documents are posted to the Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan documents.

            (5) The Servicer's records regarding the mortgage loans agree with the Servicer's records with respect to an obligor's unpaid principal balance.

            (6) Changes with respect to the terms or status of an obligor's mortgage loans (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the transaction agreements and related mortgage loan documents.

            (7) Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.

            (8) Records documenting collection efforts are maintained during the period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).

            (9) Adjustments to interest rates or rates of return for mortgage loans with variable rates are computed based on the related mortgage loan documents.

            (10) Regarding any funds held in trust for an obligor (such as escrow accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B) interest on such funds is paid, or credited, to obligors in accordance with applicable mortgage loan documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other number of days specified in the transaction agreements.

            (11) Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.

            (12) Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the Servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

            (13) Disbursements made on behalf of an obligor are posted within two business days to the obligor's records maintained by the Servicer, or such other number of days specified in the transaction agreements.

            (14) Delinquencies, charge-offs and uncollectable accounts are recognized and recorded in accordance with the transaction agreements.

            (15) Any external enhancement or other support, identified in Item 1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.

      29. The Agreement is hereby amended effective as of the date hereof by adding the following new Exhibit N:

                                  EXHIBIT N

               SUMMARY OF APPLICABLE REGULATION AB REQUIREMENTS

NOTE: This Exhibit N is provided for convenience of reference only. In the event of a conflict or inconsistency between the terms of this Exhibit N and the text of Regulation AB, the text of Regulation AB, its adopting release and other public statements of the SEC shall control.

ITEM 1105(A)(1)-(3) AND (C)

      -Provide static pool information with respect to mortgage loans that were originated or purchased by the Company and which are of the same type as the Mortgage Loans.

      -Provide static pool information regarding delinquencies, cumulative losses and prepayments for prior securitized pools of the Company.

      -If the Company has less than 3 years experience securitizing assets of the same type as the Mortgage Loans, provide the static pool information by vintage origination years regarding loans originated or purchased by the Company, instead of by prior securitized pool. A vintage origination year represents mortgage loans originated during the same year.

      -Such static pool information shall be for the prior five years, or for so long as the Company has been originating or purchasing (in the case of data by vintage origination year) or securitizing (in the case of data by prior securitized pools) such mortgage loans if for less than five years.

      -The static pool information for each vintage origination year or prior securitized pool, as applicable, shall be presented in monthly increments over the life of the mortgage loans included in the vintage origination year or prior securitized pool.

      -Provide summary information for the original characteristics of the prior securitized pools or vintage origination years, as applicable and material, including: number of pool assets, original pool balance, weighted average initial loan balance, weighted average mortgage rate, weighted average and minimum and maximum FICO, product type, loan purpose, weighted average and minimum and maximum LTV, distribution of loans by mortgage rate, and geographic concentrations of 5% or more.


ITEM 1108(B) AND (C)

      Provide the following information with respect to each servicer that will service, including interim service, 20% or more of the mortgage loans in any loan group in the securitization issued in the Pass-Through Transfer:

      -a description of the Company's form of organization;

      -a description of how long the Company has been servicing residential mortgage loans; a general discussion of the Company's experience in servicing assets of any type as well as a more detailed discussion of the Company's experience in, and procedures for the servicing function it will perform under this Agreement and any Reconstitution Agreements; information regarding the size, composition and growth of the Company's portfolio of mortgage loans of the type similar to the Mortgage Loans and information on factors related to the Company that may be material to any analysis of the servicing of the Mortgage Loans or the related asset-backed securities, as applicable, including whether any default or servicing related performance trigger has occurred as to any other securitization due to any act or failure to act of the Company, whether any material noncompliance with applicable servicing criteria as to any other securitization has been disclosed or reported by the Company, and the extent of outsourcing the Company uses;

      -a description of any material changes to the Company's policies or procedures in the servicing function it will perform under this Agreement and any Reconstitution Agreements for mortgage loans of the type similar to the Mortgage Loans during the past three years;

      -information regarding the Company's financial condition to the extent that there is a material risk that the effect on one or more aspects of servicing resulting from such financial condition could have a material impact on the performance of the securities issued in the Pass-Through Transfer, or on servicing of mortgage loans of the same asset type as the Mortgage Loans;

      -any special or unique factors involved in servicing loans of the same type as the Mortgage Loans, and the Company's processes and procedures designed to address such factors;

      -statistical information regarding principal and interest advances made by the Company on the Mortgage Loans and the Company's overall servicing portfolio for the past three years; and

      -the Company's process for handling delinquencies, losses, bankruptcies and recoveries, such as through liquidation of REO Properties, foreclosure, sale of the Mortgage Loans or workouts.

ITEM 1110(A)

      -Identify any originator or group of affiliated originators that originated, or is expected to originate, 10% or more of the mortgage loans in any loan group in the securitization issued in the Pass-Through Transfer.


ITEM 1110(B)

      Provide the following information with respect to any originator or group of affiliated originators that originated, or is expected to originate, 20% or more of the mortgage loans in any loan group in the securitization issued in the Pass-Through Transfer:

      -the Company's form of organization; and

      -a description of the Company's origination program and how long the Company has been engaged in originating residential mortgage loans, which description must include a discussion of the Company's experience in originating mortgage loans of the same type as the Mortgage Loans and information regarding the size and composition of the Company's origination portfolio as well as information that may be material to an analysis of the performance of the Mortgage Loans, such as the Company's credit-granting or underwriting criteria for mortgage loans of the same type as the Mortgage Loans.


ITEM 1117

      -describe any legal proceedings pending against the Company or against any of its property, including any proceedings known to be contemplated by governmental authorities, that may be material to the holders of the securities issued in the Pass-Through Transfer.


ITEM 1119(A)

      -describe any affiliations of the Company, each other originator of the Mortgage Loans and each Subservicer with the sponsor, depositor, issuing entity, trustee, any originator, any other servicer, any significant obligor, enhancement or support provider or any other material parties related to the Pass-Through Transfer.


ITEM 1119(B)

      -describe any business relationship, agreement, arrangement, transaction or understanding entered into outside of the ordinary course of business or on terms other than those obtained in an arm's length transaction with an unrelated third party, apart from the Pass-Through Transfer, between the Company, each other originator of the Mortgage Loans and each Subservicer, or their respective affiliates, and the sponsor, depositor or issuing entity or their respective affiliates, that exists currently or has existed during the past two years, that may be material to the understanding of an investor in the securities issued in the Pass-Through Transfer.

ITEM 1119(C)

      -describe any business relationship, agreement, arrangement, transaction or understanding involving or relating to the Mortgage Loans or the Pass-Through Transfer, including the material terms and approximate dollar amount involved, between the Company, each other originator of the Mortgage Loans and each Subservicer, or their respective affiliates and the sponsor, depositor or issuing entity or their respective affiliates, that exists currently or has existed during the past two years.

      30. The Agreement is hereby amended effective as of the date hereof by adding the following new Exhibit O:

                                  EXHIBIT O

        SERVICING CRITERIA TO BE ADDRESSED IN ASSESSMENT OF COMPLIANCE

      The assessment of compliance to be delivered by [the Company] [Name of Subservicer] shall address, at a minimum, the criteria identified as below as "Applicable Servicing Criteria":

                                                                                           Applicable Servicing
                                     Servicing Criteria                                          Criteria
--------------------------------------------------------------------------------------     --------------------
     Reference                                     Criteria
                                       General Servicing Considerations
                     Policies and procedures are instituted to monitor any performance or other triggers and events of default in accordance with the
1122(d)(1)(i)        transaction agreements.                                                         X
                     If any material servicing activities are outsourced to third parties, policies and procedures are instituted to monitor the third party's performance and compliance with such servicing
1122(d)(1)(ii)       activities.                                                                     X
                     Any requirements in the transaction agreements to maintain a
1122(d)(1)(iii)      back-up servicer for the mortgage loans are maintained.
                     A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function throughout the reporting period in the amount of coverage required by and
                     otherwise in accordance with the terms of the transaction                       X
1122(d)(1)(iv)       agreements.
                                      Cash Collection and Administration
                     Payments on mortgage loans are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of
1122(d)(2)(i)        days specified in the transaction agreements.                                   X
                     Disbursements made via wire transfer on behalf of an obligor or to              X
1122(d)(2)(ii)       an investor are made only by authorized personnel.
                     Advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the
1122(d)(2)(iii)      transaction agreements.                                                         X
                     The related accounts for the transaction, such as cash reserve accounts or accounts established as a form of
                     overcollateralization, are separately maintained (e.g., with                    X
                     respect to commingling of cash) as set forth in the transaction
1122(d)(2)(iv)       agreements.
                     Each custodial account is maintained at a federally insured depository institution as set forth in the transaction agreements.
                     For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means
                     a foreign financial institution that meets the requirements of Rule             X
1122(d)(2)(v)        13k-1(b)(1) of the Securities Exchange Act.
                     Unissued checks are safeguarded so as to prevent unauthorized                   X
1122(d)(2)(vi)       access.
                      Reconciliations are prepared on a monthly basis for all
                     asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items.
                     These reconciling items are resolved within 90 calendar days of                 X
                     their original identification, or such other number of days
1122(d)(2)(vii)      specified in the transaction agreements.
                                      Investor Remittances and Reporting
                     Reports to investors, including those to be filed with the
                     Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with
                     investors' or the trustee's records as to the total unpaid                      X
                     principal balance and number of mortgage loans serviced by the
1122(d)(3)(i)        Servicer.
                     Amounts due to investors are allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in
1122(d)(3)(ii)       the transaction agreements.                                                     X
                     Disbursements made to an investor are posted within two business
                     days to the Servicer's investor records, or such other number of                X
1122(d)(3)(iii)      days specified in the transaction agreements.
                     Amounts remitted to investors per the investor reports agree with
                     cancelled checks, or other form of payment, or custodial bank                   X
1122(d)(3)(iv)       statements.
                                          Pool Asset Administration
                      Collateral or security on mortgage loans is maintained as required             X
1122(d)(4)(i)        by the transaction agreements or related mortgage loan documents.
                     Mortgage loan and related documents are safeguarded as required by              X
1122(d)(4)(ii)       the transaction agreements
                     Any additions, removals or substitutions to the asset pool are made, reviewed and approved in accordance with any conditions or
1122(d)(4)(iii)      requirements in the transaction agreements.                                     X
                     Payments on mortgage loans, including any payoffs, made in accordance with the related mortgage loan documents are posted to the Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or
                     other items (e.g., escrow) in accordance with the related mortgage              X
1122(d)(4)(iv)       loan documents.
                     The Servicer's records regarding the mortgage loans agree with the
                     Servicer's records with respect to an obligor's unpaid principal
1122(d)(4)(v)        balance.                                                                        X
                     Changes with respect to the terms or status of an obligor's mortgage loans (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with
1122(d)(4)(vi)       the transaction agreements and related pool asset documents.                    X
                     Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and
                     concluded in accordance with the timeframes or other requirements               X
1122(d)(4)(vii)      established by the transaction agreements.
                     Records documenting collection efforts are maintained during the period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls,
                     letters and payment rescheduling plans in cases where delinquency               X
1122(d)(4)(viii)     is deemed temporary (e.g., illness or unemployment).
                     Adjustments to interest rates or rates of return for mortgage loans with variable rates are computed based on the related mortgage loan
1122(d)(4)(ix)       documents.                                                                      X
                     Regarding any funds held in trust for an obligor (such as escrow accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B)
                     interest on such funds is paid, or credited, to obligors in accordance with applicable mortgage loan documents and state laws;
                     and (C) such funds are returned to the obligor within 30 calendar               X
                     days of full repayment of the related mortgage loans, or such other
1122(d)(4)(x)        number of days specified in the transaction agreements.
                     Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the
                     servicer at least 30 calendar days prior to these dates, or such                X
1122(d)(4)(xi)       other number of days specified in the transaction agreements.
                     Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer's funds and not charged to the obligor, unless the late payment was due to the
1122(d)(4)(xii)      obligor's error or omission.                                                    X
                     Disbursements made on behalf of an obligor are posted within two business days to the obligor's records maintained by the servicer,
                     or such other number of days specified in the transaction                       X
1122(d)(4)(xiii)     agreements.
                      Delinquencies, charge-offs and uncollectible accounts are
                     recognized and recorded in accordance with the transaction
1122(d)(4)(xiv)      agreements.                                                                     X
                     Any external enhancement or other support, identified in Item
                     1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained
1122(d)(4)(xv)       as set forth in the transaction agreements.



                                    [NAME OF COMPANY] [NAME OF SUBSERVICER]

                                    Date:
                                             --------------------------------

                                    By:
                                             --------------------------------
                                             --------------------------------
                                    Name:
                                    Title:





      31. The Agreement is hereby amended as of the date hereof by adding the following new Exhibit P:

                                     EXHIBIT P

                    REPORTING DATA FOR REALIZED LOSSES AND GAINS

        CALCULATION OF REALIZED LOSS/GAIN FORM 332- INSTRUCTION SHEET

      NOTE: DO NOT NET OR COMBINE ITEMS. SHOW ALL EXPENSES INDIVIDUALLY AND ALL CREDITS AS SEPARATE LINE ITEMS. CLAIM PACKAGES ARE DUE ON THE REMITTANCE REPORT DATE. LATE SUBMISSIONS MAY RESULT IN CLAIMS NOT BEING PASSED UNTIL THE FOLLOWING MONTH. THE SERVICER IS RESPONSIBLE TO REMIT ALL FUNDS PENDING LOSS APPROVAL AND /OR RESOLUTION OF ANY DISPUTED ITEMS.

                  1.

                  2. The numbers on the 332 form correspond with the numbers listed below.

      LIQUIDATION AND ACQUISITION EXPENSES:
      1. The Actual Unpaid Principal Balance of the Mortgage Loan. For documentation, an Amortization Schedule from date of default through liquidation breaking out the net interest and servicing fees advanced is required.

      2. The Total Interest Due less the aggregate amount of servicing fee that would have been earned if all delinquent payments had been made as agreed. For documentation, an Amortization Schedule from date of default through liquidation breaking out the net interest and servicing fees advanced is required.

      3. Accrued Servicing Fees based upon the Scheduled Principal Balance of the Mortgage Loan as calculated on a monthly basis. For documentation, an Amortization Schedule from date of default through liquidation breaking out the net interest and servicing fees advanced is required.

      4-12. Complete as applicable.  Required documentation:

            * For taxes and insurance advances - see page 2 of 332 form - breakdown required showing period of coverage, base tax, interest, penalty. Advances prior to default require evidence of servicer efforts to recover advances.

            *  For escrow advances - complete payment history

               (to  calculate  advances  from last  positive  escrow  balance forward)

            * Other expenses - copies of corporate advance history showing all payments

            *  REO repairs > $1500 require explanation

            *  REO repairs >$3000 require evidence of at least 2 bids.

            * Short Sale or Charge Off require P&L supporting the decision and WFB's approved Officer Certificate

            * Unusual or extraordinary items may require further documentation.

      13.   The total of lines 1 through 12.

3.    CREDITS:

      14-21. Complete as applicable.  Required documentation:

            * Copy of the HUD 1 from the REO sale. If a 3rd Party Sale, bid instructions and Escrow Agent / Attorney

               Letter of Proceeds Breakdown.

            *  Copy of EOB for any MI or gov't guarantee

            * All other credits need to be clearly defined on the 332 form

      22.   The total of lines 14 through 21.

      PLEASE NOTE: For HUD/VA loans, use line (18a) for Part A/Initial  proceeds and line (18b) for Part B/Supplemental proceeds.

      TOTAL REALIZED LOSS (OR AMOUNT OF ANY GAIN)
      23. The total derived from subtracting line 22 from 13. If the amount represents a realized gain, show the amount in parenthesis
            (   ).

                  CALCULATION OF REALIZED LOSS/GAIN FORM 332

      Prepared by:                                    Date:
                    ------------------                       ---------------
      Phone:                           Email Address:
              ----------------------                 ---------------------


Servicer Loan No.         Servicer Name               Servicer Address


------------------------  --------------------------  --------------------------

      WELLS FARGO BANK, N.A. LOAN NO.
                                     -----------------------------

      Borrower's Name:
                       ---------------------------------------------------------
      Property Address:
                       ---------------------------------------------------------

      LIQUIDATION TYPE:  REO SALE          3RD PARTY SALE         SHORT SALE
      CHARGE OFF

      WAS THIS LOAN GRANTED A BANKRUPTCY DEFICIENCY OR CRAMDOWN    YES     NO
      If "Yes", provide deficiency or cramdown amount
                                                      --------------------------

      LIQUIDATION AND ACQUISITION EXPENSES:
      (1)       Actual/Unpaid/Principal/Balance1of(Mortgage Loan      $ _______________       (1)
      (2)       Interest accrued at Net Rate                           ________________       (2)
      (3)       Accrued Servicing Fees                                 ________________       (3)
      (4)       Attorney's Fees                                        ________________       (4)
      (5)       Taxes (see page 2)                                     ________________       (5)
      (6)       Property Maintenance                                   ________________       (6)
      (7)       MI/Hazard Insurance Premiums (see page 2)              ________________       (7)
      (8)       Utility Expenses                                       ________________       (8)
      (9)       Appraisal/BPO                                          ________________       (9)
      (10)      Property Inspections                                   ________________       (10)
      (11)      FC Costs/Other Legal Expenses                          ________________       (11)
      (12)      Other (itemize)                                        ________________       (12)
                Cash for Keys__________________________                ________________       (12)
                HOA/Condo Fees_______________________                  ________________       (12)
                ______________________________________                 ________________       (12)

                TOTAL EXPENSES                                        $ _______________       (13)
      CREDITS:
      (14)      Escrow Balance                                        $ _______________       (14)
      (15)      HIP Refund                                             ________________       (15)
      (16)      Rental Receipts                                        ________________       (16)
      (17)      Hazard Loss Proceeds                                   ________________       (17)
      (18)      Primary Mortgage Insurance / Gov't Insurance           ________________       (18a) HUD Part A
                                                                       ________________       (18b) HUD Part B
      (19)      Pool Insurance Proceeds                                ________________       (19)
      (20)      Proceeds from Sale of Acquired Property                ________________       (20)
      (21)      Other (itemize)                                        ________________       (21)
                _________________________________________              ________________       (21)

                TOTAL CREDITS                                         $________________       (22)
      TOTAL REALIZED LOSS (or Amount of Gain)                         $________________       (23)


ESCROW DISBURSEMENT DETAIL


    TYPE     DATE PAID   PERIOD OF   TOTAL    BASE      PENALTIES    INTEREST
(TAX /INS.)              COVERAGE     PAID   AMOUNT









      32. Except as amended above, the Agreement shall continue to be in full force and effect in accordance with its terms.

      33. This Amendment may be executed by one or more of the parties hereto on any number of separate counterparts and of said counterparts taken together shall be deemed to constitute one and the same instrument.

                           [SIGNATURE PAGES FOLLOW]

      IN WITNESS WHEREOF, the following parties have caused their names to be signed hereto by their respective officers thereunto duly authorized as of the day and year first above written.

                                    EMC MORTGAGE CORPORATION,
                                          as Purchaser


                                    By:
                                             --------------------------------
                                    Name:
                                    Title:


                                    GREENPOINT MORTGAGE FUNDING, INC.,
                                          as Company


                                    By:
                                             --------------------------------
                                    Name:
                                    Title:

               ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT

      This is an Assignment, Assumption and Recognition Agreement (this "AAR Agreement") made as of November 30, 2006, among EMC Mortgage Corporation (the "Assignor"), U.S. Bank National Association, not individually but solely as trustee for the holders of Bear Stearns Asset Backed Securities I Trust 2006-AC5, Asset-Backed Certificates, Series 2006-AC5 (the "Assignee"), National City Mortgage Co. (the "Company") and Bear Stearns Asset Backed Securities I LLC ("BSABS I").

      Whereas, the Company sold the mortgage loans identified on Attachment 1 hereto (the "Assigned Loans"), on a servicing retained basis, to the Assignor; and

      Whereas, the Assigned Loans were subsequently transferred to various trusts (the "Underlying Trusts") in connection with various securitizations; and

      Whereas, pursuant to the Pooling and Servicing Agreements for the Underlying Trusts (the "Underlying Pooling Agreements"), the Assignor had the right to purchase the Assigned Loans (the "Call Right") from the Underlying Trusts following the occurrence of certain trigger events (the "Trigger Events") set forth in the Underlying Pooling Agreements; and

      Whereas, following the occurrence of the Trigger Events, the Assignor exercised the related Call Right and purchased the Assigned Loans from the Underlying Trusts; and

      Whereas, Assignor and Company desire that, from and after the date hereof, the Assigned Loans be serviced in accordance with the terms and conditions of that certain Purchase, Warranties and Servicing Agreement dated as of October 1, 2001, between the Assignor and the Company as amended by Amendment Reg AB to the Purchase, Warranties and Servicing Agreement, dated as of March 1, 2006 (as amended, the "Purchase Agreement").

      In consideration of the mutual promises and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree that the Assigned Loans shall be subject to the terms of this AAR Agreement. Capitalized terms used herein but not defined shall have the meanings ascribed to them in the Purchase Agreement.

ASSIGNMENT AND ASSUMPTION

      1. Assignor hereby grants, transfers and assigns to Assignee all of the right, title and interest of Assignor in the Assigned Loans and, as they relate to the Assigned Loans, all of its right, title and interest in, to and under the Agreements. Assignor specifically reserves and does not assign to Assignee any right title and interest in, to or under any Mortgage Loans subject to the Agreements other than those set forth on Attachment l.
Notwithstanding anything to the contrary contained herein, the Assignor is retaining the right to enforce the representations and warranties set forth in
Article III of the Purchase Agreement and in the Term Sheet, and any obligation of the Company to cure, repurchase or substitute for a mortgage loan and to indemnify the Assignor with respect to a breach of such representations and warranties pursuant to Section 3.03 and Section 8.01 of the Purchase Agreement against the Company. In addition, the Assignor specifically reserves and does not assign to the Assignee any right, title and interest in, to or under Section 2.09 of the Purchase Agreement.

REPRESENTATIONS; WARRANTIES AND COVENANTS

      2. Assignor warrants and represents to Assignee and Company as of the date hereof:

            a. Attached hereto as Attachment 2 are true and accurate copies of the Agreements, which agreements are in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any respect, nor has any notice of termination been given thereunder;

            b. Assignor is the lawful owner of the Assigned Loans with full right to transfer the Assigned Loans and any and all of its interests, rights and obligations under the Agreements as they relate to the Assigned Loans, free and clear of any and all liens, claims and encumbrances; and upon the transfer of the Assigned Loans to Assignee as contemplated herein, Assignee shall have good title to each and every Assigned Loan, as well as any and all of Assignor's interests, rights and obligations under the Agreements as they relate to the Assigned Loans, free and clear of any and all liens, claims and encumbrances;

            c. Assignor has not received notice of, and has no knowledge of, any offsets, counterclaims or other defenses available to Company with respect to the Assigned Loans or the Agreements;

            d. Assignor has not waived or agreed to any waiver under, or agreed to any amendment or other modifications of, the
                  Agreements. Assignor has no knowledge of, and has not received notice of, any waivers under or any amendments or other modifications of, or assignment of rights or obligations under the Agreements;

            e. Assignor is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its formation, and has all requisite power and authority to acquire, own and sell the Assigned Loans;

            f. Assignor has full power and authority to execute, deliver and perform its obligations under this AAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this AAR Agreement is in the ordinary course of Assignor's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Assignor's charter or by-laws or any legal restriction, or any material agreement or instrument to which Assignor is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignor or its property is subject. The execution, delivery and performance by Assignor of this AAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary action on the part of Assignor. This AAR Agreement has been duly executed and delivered by Assignor and, upon the due authorization, execution and delivery by Assignee and Company, will constitute the valid and legally binding obligation of Assignor enforceable against Assignor in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

            g. No material consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignor in connection with the execution, delivery or performance by Assignor of this AAR Agreement, or the consummation by it of the transactions contemplated hereby. Neither Assignor nor anyone acting on its behalf has offered, transferred, pledged, sold or otherwise disposed of the Assigned Loans or any interest in the Assigned Loans, or solicited any offer to buy or accept transfer, pledge or other disposition of the Assigned Loans, or any interest in the Assigned Loans, or otherwise approached or negotiated with respect to the Assigned Loans, or any interest in the Assigned Loans, with any Person in any manner, or made any general solicitation by means of general advertising or in any other manner, or taken any other action which would constitute a distribution of the Assigned Loans under the Securities Act of 1933, as amended (the "1933 Act") or which would render the disposition of the Assigned Loans a violation of Section 5 of the 1933 Act or require registration pursuant thereto;

            h. There is no action, suit, proceeding, investigation or litigation pending or, to Assignor's knowledge, threatened, which either in any instance or in the aggregate, if determined adversely to Assignor, would adversely affect Assignee's execution or delivery of, or the enforceability of, this AAR Agreement, or the Assignor's ability to perform its obligations under this AAR Agreement; and

            i. Assignor has received from Company, and has delivered to Assignee, all documents required to be delivered to Assignor by Company prior to the date hereof pursuant to Section 2.07 of the Purchase Agreement with respect to the Assigned Loans.

      3. Assignee warrants and represents to, and covenants with, Assignor and Company as of the date hereof:

            a. Assignee is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization and has all requisite power and authority to acquire and hold the Assigned Loans as trustee on behalf of the holders of Bear Stearns Asset Backed Securities I Trust 2006-AC5, Asset-Backed Certificates, Series 2006-AC5;

            b. Assignee has full power and authority to execute, deliver and perform its obligations under this AAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this AAR Agreement is in the ordinary course of Assignee's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Assignee's charter or by-laws or any legal restriction, or any material agreement or instrument to which Assignee is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignee or its property is subject. The execution, delivery and performance by Assignee of this AAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary action on the part of Assignee. This AAR Agreement has been duly executed and delivered by Assignee and, upon the due authorization, execution and delivery by Assignor and
                  Company, will constitute the valid and legally binding obligation of Assignee enforceable against Assignee in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

            c. No material consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignee in connection with the execution, delivery or performance by Assignee of this AAR Agreement, or the consummation by it of the transactions contemplated hereby; and

            d. There is no action, suit, proceeding, investigation or litigation pending or, to Assignee's knowledge, threatened, which either in any instance or in the aggregate, if determined adversely to Assignee, would adversely affect Assignee's execution or delivery of, or the enforceability of, this AAR Agreement, or the Assignee's ability to perform its obligations under this AAR Agreement.

      4. Company warrants and represents to, and covenants with, Assignor and Assignee as of the date hereof:

            a. Attached hereto as Attachment 2 are true and accurate copies of the Agreements, which agreements are in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any respect, nor has any notice of termination been given thereunder;

            b. Company is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to service the Assigned Loans and otherwise to perform its obligations under the Agreements;

            c. Company has full corporate power and authority to execute, deliver and perform its obligations under this AAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this AAR Agreement is in the ordinary course of Company's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Company's charter or by-laws or any legal restriction, or any material agreement or instrument to which Company is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Company or its property is subject. The execution, delivery and performance by Company of this AAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on the part of Company. This AAR Agreement has been duly executed and delivered by Company, and, upon the due authorization, execution and delivery by Assignor and Assignee, will constitute the valid and legally binding obligation of Company, enforceable against Company in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

            d. No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Company in connection with the execution, delivery or performance by Company of this AAR Agreement, or the consummation by it of the transactions contemplated hereby;

            e. Company shall establish a Custodial Account and an Escrow Account under the Purchase Agreement in favor of Assignee with respect to the Assigned Loans separate from the Custodial Account and the Escrow Account previously established under the Purchase Agreement in favor of Assignor; and

            f. No event has occurred from the applicable Closing Date to the date hereof which would render the representations and warranties as to the related Mortgage Loans made by the Company in Section 3.02 of the Purchase Agreement or in the related Term Sheet to be untrue in any material respect.

      5. Company warrants and represents to, and covenants with, Assignor and BSABS I as of the date hereof:

            a. Company is not aware and has not received notice that any default, early amortization or other performance triggering event has occurred as to any other securitization due to any act or failure to act of the Company;

            b. No material noncompliance with the applicable servicing criteria with respect to other securitizations of residential mortgage loans involving the Company as servicer has been disclosed or reported by the Company;

            c. Company has not been terminated as servicer in a residential mortgage loan securitization, either due to a servicing default or to application of a servicing performance test or trigger;

            d. No material changes to the Company's policies or procedures with respect to the servicing function it will perform under the Purchase Agreement and this AAR Agreement for mortgage loans of a type similar to the Assigned Loans have occurred during the three-year period immediately preceding the date hereof;

            e. There are no aspects of the Company's financial condition that could have a material adverse effect on the performance by the Company of its servicing obligations under the Purchase Agreement and this AAR Agreement;

            f. There are no material legal or governmental proceedings pending (or known to be contemplated) against the Company, any Subservicer or any third-party originator; and

            g. There are no affiliations, relationships or transactions relating to the Company or any Subservicer with respect to this Securitization Transaction and any party thereto of a type described in Item 1119 of Regulation AB.

      Notwithstanding anything to the contrary in the Agreement, the Company shall (or shall cause any Third-Party Originator to) (i) immediately notify Assignor and BSABS I in writing of (A) legal proceedings pending against the Company, or proceedings known to be contemplated by governmental authorities against the Company which in the judgment of the Company would be, in each case, material to purchasers of securities backed by the Assigned Loans, (B) any affiliations or relationships of the type described in Item 1119(b) of Regulation AB that develop following the date hereof between the Company and any of the above listed parties or other parties identified in writing by the Assignor or BSABS I with respect to the Securitization Transaction and (ii) provide to the Assignor and BSABS I a description of such proceedings, affiliations or relationships.

      Each  such  notice/update  should be sent to the  Assignor  by e-mail to
regABnotifications@bear.com.   Additionally,  all  such  notifications,  other
than those pursuant to (i)(A) above, should be sent to:

      EMC Mortgage Corporation
      2780 Lake Vista Drive
      Lewisville, TX 75067-3884
      Attention:  Conduit Seller Approval Dept.
      Facsimile:  (214) 626-3751
      Email:  sellerapproval@bear.com

      With a copy to:

      Bear, Stearns & Co. Inc.
      383 Madison Avenue, 3rd Floor
      New, York, NY 10179
      Attention:  Global Credit Administration
      Facsimile:  (212) 272-6564

      Notifications pursuant to (i)(A) above should be sent to:

      EMC Mortgage Corporation
      2780 Lake Vista Drive
      Lewisville, TX 75067-3884
      Attention:  Associate General Counsel for Loan Administration
      Facsimile:  (972) 831-2555

      With copies to:

      Bear, Stearns & Co. Inc.
      383 Madison Avenue, 3rd Floor
      New, York, NY 10179
      Attention:  Global Credit Administration
      Facsimile:  (212) 272-6564

      EMC Mortgage Corporation
      2780 Lake Vista Drive
      Lewisville, TX 75067-3884
      Attention:  Conduit Seller Approval Dept.
      Facsimile:  (214) 626-3751
      Email:  sellerapproval@bear.com


      6. Notwithstanding any term hereof to the contrary, the execution and delivery of this AAR Agreement by the Assignee is solely in its capacity as trustee for Bear Stearns Asset Backed Securities I Trust 2006-AC5,
Asset-Backed Certificates, Series 2006-AC5 and not individually, and any recourse against the Assignee in respect of any obligations it may have under or pursuant to the terms of this AAR Agreement shall be limited solely to the assets it may hold as trustee of Bear Stearns Asset Backed Securities I Trust 2006-AC5, Asset-Backed Certificates, Series 2006-AC5.

RECOGNITION OF ASSIGNEE

      7. From and after the date hereof, Company shall recognize Assignee as owner of the Assigned Loans and will service the Assigned Loans for Assignee as if Assignee and Company had entered into a separate servicing agreement for the servicing of the Assigned Loans in the form of the Purchase Agreement (as modified herein), the terms of which are incorporated herein by reference. In addition, Company hereby acknowledges that from and after the date hereof, the Assigned Loans will be subject to the Pooling and Servicing Agreement (the "Pooling and Servicing Agreement"), dated as of November 1, 2006, by and among, EMC Mortgage Corporation, Bear Stearns Asset Backed Securities I LLC, Wells Fargo Bank, National Association as master servicer (the "Master Servicer") and securities administrator and U.S. Bank National Association. Pursuant to the Pooling and Servicing Agreement, the Master Servicer has the right to monitor and enforce, on behalf of the Assignee, the performance by Company of its servicing obligations under this AAR Agreement. Such right will include, without limitation, the right to terminate the Company under the Purchase Agreement upon the occurrence of an event of default thereunder, the right to receive all remittances required to be made by the Company under the Purchase Agreement, the right to receive all monthly reports and other data required to be delivered by the Company under the Purchase Agreement, the right to examine the books and records of the Company, indemnification rights, and the right to exercise certain rights of consent and approval relating to actions taken by the Company. In connection therewith, Company hereby agrees that all remittances required to be made with respect to the Assigned Loans pursuant to the Purchase Agreement will be made in accordance with the following wire transfer instructions:

                        Bank: Wells Fargo Bank, National Association
                        ABA Routing Number: 121000248
                        Account Name: SAS Clearing
                        Account # 3970771416
                        FFC to: BSABS 2006-AC5, Account # 50969700

and the Company shall deliver all reports and other notices required to be delivered under the Purchase Agreement to the Assignee and to the Master Servicer at:

                        Wells Fargo Bank, National Association
                        9062 Old Annapolis Road
                        Columbia, Maryland 21045
                        Attention: Client Manager BSABS 2006-AC5

      It is the intention of Assignor, Company and Assignee that this AAR Agreement shall be binding upon and for the benefit of the respective successors and assigns of the parties hereto. Neither Company nor Assignor shall amend or agree to amend, modify, waive, or otherwise alter any of the terms or provisions of the Agreements which amendment, modification, waiver or other alteration would in any way affect the Assigned Loans without the prior written consent of Assignee.

      Company shall indemnify and hold harmless the Assignor, each affiliate of the Assignor, BSABS I, the Assignee, Bear, Stearns & Co. Inc. (the "Underwriter") and each affiliate of the Underwriter, each Person (including, but not limited to, the Master Servicer) responsible for the preparation, execution or filing of any report required to be filed with the Commission, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act, each Person who controls the Assignor, BSABS I, the Assignee or the Underwriter (within the meaning of Section 15 of the Securities Act and Section 20 of the Exchange Act); and the respective present and former directors, officers, employees, agents and affiliates of each of the foregoing (each, an "Indemnified Party"), and shall hold each of them harmless from and against any claims, losses, damages, penalties, fines, forfeitures, legal fees and expenses and related costs, judgments, and any other costs, fees and expenses that any of them may sustain arising out of or based upon:

      (i) (A) any untrue statement of a material fact contained or alleged to be contained in any information, report, certification, data, accountants' letter or other material provided under Section 11.18 of the Purchase Agreement by or on behalf of the Assignor, or provided under Section 11.18 of the Purchase Agreement by or on behalf of any Subservicer, Subcontractor or Third-Party Originator (collectively, the "Company Information"), or (B) the omission or alleged omission to state in the Company Information a material fact required to be stated in the Company Information or necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading; provided, by way of clarification, that clause
(B) of this paragraph shall be construed solely by reference to the Company Information and not to any other information communicated in connection with a sale or purchase of securities, without regard to whether the Company Information or any portion thereof is presented together with or separately from such other information;

      (ii) any breach by the Company of its obligations under Section 11.18 of Purchase Agreement, including particularly any failure by the Company, any Subservicer, any Subcontractor or any Third-Party Originator to deliver any information, report, certification, accountants' letter or other material when and as required under Section 11.18 of the Purchase Agreement, including any failure by the Company to identify any Subcontractor "participating in the servicing function" within the meaning of Item 1122 of Regulation AB;

      (iii) any breach by the Company of a representation or warranty set forth in Section 3.01 of the Purchase Agreement or in a writing furnished pursuant to Section 3.01 of the Purchase Agreement and made as of a date prior to the date hereof, to the extent that such breach is not cured by the date hereof, or any breach by the Company of a representation or warranty in a writing furnished pursuant to Section 3.01 of the Purchase Agreement to the extent made as of a date subsequent to the date hereof; or

      (iv) the negligence, bad faith or willful misconduct of the Company in connection with its performance under Section 11.18 of the Purchase Agreement.

      If the indemnification provided for herein is unavailable or insufficient to hold harmless an Indemnified Party, then the Company agrees that it shall contribute to the amount paid or payable by such Indemnified Party as a result of any claims, losses, damages or liabilities incurred by such Indemnified Party in such proportion as is appropriate to reflect the relative fault of such Indemnified Party on the one hand and the Company on the other.

      In the case of any failure of performance described in Section 11.18 of the Purchase Agreement, the Company shall promptly reimburse the Assignor, BSABS I and each Person responsible for the preparation, execution or filing of any report required to be filed with the Commission, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act, for all costs reasonably incurred by each such party in order to obtain the information, report, certification, accountants' letter or other material not delivered as required by the Company, any Subservicer, any Subcontractor or any Third-Party Originator.

MODIFICATION OF THE PURCHASE AGREEMENT


      8. The Purchase Agreement, as it relates to the Assigned Loans, shall be amended by the Company and the Assignor as follows:

            (a) Section 1.01 of the Purchase Agreement shall be amended by adding the following definitions thereto:

      MASTER  SERVICER:  Wells  Fargo  Bank,  National  Association,   or  its
successors in interest who meet the qualifications of the Pooling and Servicing Agreement and this Agreement.

      NONRECOVERABLE ADVANCE: Any advance previously made by the Company pursuant to Section 5.03 or any Servicing Advance which, in the good faith judgment of the Company, may not be ultimately recoverable by the Company from Liquidation Proceeds or otherwise. The determination by the Company that it has made a Nonrecoverable Advance, shall be evidenced by an Officer's Certificate of the Company delivered to the Purchaser and the Master Servicer and detailing the reasons for such determination.

      POOLING AND SERVICING AGREEMENT: That certain pooling and servicing agreement, dated as of November 1, 2006, among Bear Stearns Asset Backed Securities I LLC, EMC Mortgage Corporation, U.S. Bank National Association, as trustee, Wells Fargo Bank, National Association as securities administrator and the Master Servicer.

            (b) The definition of "Business Day" is deleted in its entirety and replaced with the following definition:

      BUSINESS DAY: Any day other than: (i) a Saturday or Sunday, or (ii) a legal holiday in the States of Maryland, Minnesota, New York or Ohio, or
(iii) a day on which banks in the States of Maryland, Minnesota, New York or Ohio are authorized or obligated by law or executive order to be closed.

            (c) The definition of "Servicing Fee Rate" is deleted in its entirety and replaced with the following definition:

      SERVICING FEE RATE: a per annum rate to equal to 0.250%.

            (d) Subsection 3.02(nn) of the Purchase Agreement shall be deleted in its entirety and replaced with the following:

      The Mortgagor has not notified the Company, and the Company has no knowledge of any relief requested or allowed to the Mortgagor under the Servicemembers Civil Relief Act;

            (e) The Purchase Agreement is hereby amended by adding the following Section 4.13A:

      Section 4.13A          REMIC ADMINISTRATION OF REO PROPERTY.

            The Company shall prepare for and deliver to the Assignee and the Master Servicer (and the securities administrator, if any) a statement with respect to each mortgaged property acquired through foreclosure or deed-in-lieu of foreclosure in connection with a defaulted Assigned Loan ("REO Property") that has been rented showing the aggregate rental income received and all expenses incurred in connection with the management and maintenance of such REO Property at such times as is necessary to enable the Assignee (or the securities administrator, if any) to comply with the reporting requirements of the REMIC provisions of the Code. The net monthly rental income, if any, from such REO Property shall be deposited in the related collection account no later than the close of business on each determination date. The Company shall perform, or caused to be performed, the tax reporting and withholding related to foreclosures, abandonments and cancellation of indebtedness income as specified by Sections 1445, 6050J and 6050P of the Code by preparing and filing such tax and information returns, as may be required. In the event that the Bear Stearns Asset Backed Securities I Trust 2006-AC5, Asset-Backed Certificates, Series 2006-AC5 acquires any REO Property as aforesaid or otherwise in connection with a default or default becoming reasonably foreseeable on an Assigned Loan, the Company shall cause such REO Property to be disposed prior to three years after its acquisition by the Bear Stearns Asset Backed Securities I Trust 2006-AC5, Asset-Backed Certificates, Series 2006-AC5 or, at the expense of the Bear Stearns Asset Backed Securities I Trust 2006-AC5, Asset-Backed Certificates, Series 2006-AC5, request more than 60 days prior to the day on which such three-year period would otherwise expire, an extension of the three-year grace period unless the Assignee (or the securities administrator, if any) shall have been supplied with an opinion of counsel addressed to the Assignee (and the securities administrator, if any) rendered by nationally recognized tax counsel specializing in such matters (such opinion not to be an expense of the Trustee or the Securities Administrator) to the effect that the holding by the Bear Stearns Asset Backed Securities I Trust 2006-AC5, Asset-Backed Certificates, Series 2006-AC5 of such REO Property subsequent to such three-year period will not result in the imposition of taxes on "prohibited transactions" of any REMIC as defined in Section 860F of the Code or cause any REMIC to fail to qualify as a REMIC, in which case the Bear Stearns Asset Backed Securities I Trust 2006-AC5, Asset-Backed Certificates, Series 2006-AC5 may continue to hold such REO Property (subject to any conditions contained in such opinion of counsel). Notwithstanding any other provision of the Servicing Agreement, no REO Property acquired by the Bear Stearns Asset Backed Securities I Trust 2006-AC5, Asset-Backed Certificates, Series 2006-AC5 shall be rented (or allowed to continue to be rented) or otherwise used for the production of income by or on behalf of the Bear Stearns Asset Backed Securities I Trust 2006-AC5, Asset-Backed Certificates, Series 2006-AC5 in such a manner or pursuant to any terms that would (i) cause such REO Property to fail to qualify as "foreclosure property" within the meaning of Section 860G(a)(8) of the Code or (ii) subject any REMIC to the imposition of any federal, state or local income taxes on the income earned from such REO Property under Section 860G(c) of the Code or otherwise, unless the Company has agreed to indemnify and hold harmless the Bear Stearns Asset Backed Securities I Trust 2006-AC5, Asset-Backed Certificates, Series 2006-AC5 with respect to the imposition of any such taxes.

            (f) Section 5.02 of the Purchase Agreement is hereby amended by replacing the first two paragraphs with the following:

                  "Not later than the tenth  (10th)  calendar  day
            of each month (or if such tenth calendar day is not a Business Day, the immediately succeeding Business
            Day), the Servicer shall furnish to the Master Servicer (i) (a) monthly loan data in the format set forth in Exhibit E-1 hereto, (b) default loan data in the format set forth in Exhibit E-2 hereto and (c) information regarding realized losses and gains in the format set forth in Exhibit E-3 hereto (or in such other formats mutually agreed between the Servicer and the Master Servicer), in each case relating to the period ending on the last day of the preceding calendar month, (ii) all such information required pursuant to clause (i)(a) above on a magnetic tape, electronic mail, or other similar media reasonably acceptable to the Master Servicer and (iii) all supporting documentation with respect to the information required pursuant to clause (i)(c) above."

            (g) Section 6.02 of the Purchase Agreement is hereby amended by including the words "(or if the Company does not, the Master Servicer may)" after the word "will" and before the word "immediately" in the third line thereof.

            (h) Section 6.04 of the Purchase Agreement shall be deleted in its entirety and replaced.

            (i) Section 6.05 of the Purchase Agreement shall be deleted in its entirety.

            (j) Section 9.01 of the Purchase Agreement is hereby amended by adding the word "or" at the end of clause (ix) thereof and inserting the following as clause (x):

            (x)   failure by the Company to duly perform,  within the required time period, its obligations under Section 4 and Section 5 of Article 1 of Amendment Reg AB to the Servicing Agreement which failure continues unremedied for a period of ten (10) days after the date on which written notice of such failure, requiring the same to be remedied, shall have been given to the Company by any party to this Agreement or by any Master Servicer. This paragraph shall supersede any other provision of this Agreement or other Agreement to the contrary.

            (k) The following is added as Subsection 4.05(vii) of the Purchase Agreement:

            (vii) to reimburse itself for any Nonrecoverable Advances;

            (l) Section 6.04 is hereby amended by adding the following paragraph at the end of the section:

            In the event the Servicer or any subservicer or subcontractor engaged by it is terminated, assigns its rights and obligations under, or resigns pursuant to the terms of this Agreement, or any other applicable agreement in the case of a subservicer or subcontractor, as the case may be, such party shall provide an Annual Statement of Compliance pursuant to this
Section 6.04 or to the related section of such other applicable agreement, as the case may be, as to the performance of its obligations with respect to the period of time it was subject to this Agreement or any other applicable agreement, as the case may be, notwithstanding any such termination, assignment or resignation.

            (m) Section 6.05 is hereby amended by adding the following paragraph at the end of the section:

            In the event the Servicer or any subservicer or subcontractor engaged by it is terminated, assigns its rights and obligations under, or resigns pursuant to, the terms of this Agreement, or any other applicable agreement in the case of a subservicer or subcontractor, as the case may be, such party shall provide an Assessment of Compliance and cause to be provided an Attestation Report pursuant to this Section 6.05 or to the related section of such other applicable agreement, as the case may be, notwithstanding any such termination, assignment or resignation.

            (n) Section 11.04 of the Purchase Agreement is deleted in its entirety and replaced with the following:

      Section 11.04      GOVERNING LAW.

      This Agreement and the related Term Sheet shall be governed by and construed in accordance with the laws of the State of New York, without regard to principles of conflicts of laws other than Section 5-1401 of the New York General Obligations Law which shall govern. The obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

MISCELLANEOUS

      9. All demands, notices and communications related to the Assigned Loans, the Agreements and this AAR Agreement shall be in writing and shall be deemed to have been duly given if personally delivered or mailed by registered mail, postage prepaid, as follows:

      a.  In the case of Company,

          National City Mortgage Co.
          3232 Newmark Drive
          Miamisburg, Ohio 45342
          Attention: Mary Beth Criswell


      b.  In the case of Assignor,

          EMC Mortgage Corporation
          2780 Lake Vista Drive
          Lewisville, TX 75067-3884
          Attention:  Conduit Seller Approval Dept.
          Facsimile:  (214) 626-3751
          Email:  sellerapproval@bear.com

          with a copy to:

          Bear Stearns Mortgage Capital Corporation
          383 Madison Avenue
          New York, New York 10179
          Attention:  Robert Durden

      c.  In the case of Assignee,

          U.S. Bank National Association, as Trustee
          One Federal Street, 3rd Floor
          Boston, Massachusetts 02110
          Attention: Corporate Trust Services, BSABS 2006-AC5
          Telecopier No.: (617) 603-6638


      d   In the case of the Master Servicer,

          Wells Fargo Bank, National Association
          9062 Old Annapolis Road
          Columbia, Maryland 21045
          Attention:  Client Manager BSABS 2006-AC5
          Telecopier No.: (410) 715-2380

      10. This AAR Agreement shall be construed in accordance with the laws of the State of New York, without regard to conflicts of law principles, and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

      11. No term or provision of this AAR Agreement may be waived or modified unless such waiver or modification is in writing and signed by the party against whom such waiver or modification is sought to be enforced.

      12. This AAR Agreement shall inure to the benefit of the successors and assigns of the parties hereto. Any entity into which Assignor, Assignee or Company may be merged or consolidated shall without the requirement for any further writing, be deemed Assignor, Assignee or Company, respectively hereunder. Any Master Servicer shall be considered a third party beneficiary of this AAR Agreement, entitled to all the rights and benefits accruing to any Master Servicer herein as if it were a direct party to this AAR Agreement. A copy of all assessments, attestations, reports and certifications required to be delivered by the servicer under the Purchase Agreement and this AAR Agreement shall be delivered to the Master Servicer by the date(s) specified herein or therein and where such documents are required to be addressed to such party, such addressee shall include the Master Servicer and the Master Servicer shall be entitled to rely on such documents.

      13. This AAR Agreement shall survive the conveyance of the Assigned Loans as contemplated in this AAR Agreement.

      14. This AAR Agreement may be executed simultaneously in any number of counterparts. Each counterpart shall be deemed to be an original and all such counterparts shall constitute one and the same instrument.

      15. In the event that any provision of this AAR Agreement conflicts with any provision of the Agreements with respect to the Assigned Loans, the terms of this AAR Agreement shall control.

      16.   Exhibit  E-1,  Exhibit  E-2 and Exhibit  E-3  (attached  hereto as
Attachment  3 to this AAR  Agreement)  and  hereby  attached  to the  Purchase
Agreement.

      IN WITNESS WHEREOF, the parties hereto have executed this AAR Agreement as of the day and year first above written.

EMC MORTGAGE CORPORATION
Assignor


By:      /s/ Mark Novachek
         --------------------------------
Name:    Mark Novachek
Title:   Senior Vice President


U.S. BANK NATIONAL ASSOCIATION,
not  in  its  individual   capacity  but
solely as Trustee
for the  holders of Bear  Stearns  Asset
Backed
Securities     I     Trust     2006-AC5,
Asset-Backed
Certificates, Series 2006-AC5,
as Assignee


By:      /s/ Maryellen Hun
         --------------------------------
         --------------------------------
Name:    Maryellen Hun
Title:   Assistant Vice President


NATIONAL CITY MORTGAGE CO.
Company


By:      /s/ Richard Buck
         --------------------------------
         --------------------------------
Name:    Richard Buck
Title:   Assistant Vice President


ACKNOWLEDGED AND AGREED:

WELLS FARGO BANK,
NATIONAL ASSOCIATION
Master Servicer


By:      /s/ Stacey M. Taylor
         --------------------------------
Name:    Stacey M. Taylor
Title:   Vice President


BEAR STEARNS ASSET BACKED
SECURITIES I LLC


By:      /s/ Baron Silverstein
         --------------------------------
Name:    Baron Silverstein
Title:   Vice President

                                 ATTACHMENT l

                            ASSIGNED LOAN SCHEDULE

                           (Provided upon request)

                                 ATTACHMENT 2

                      PURCHASE AGREEMENT AND TERM SHEET

                           (Provided upon request)

                                 ATTACHMENT 3

                                 EXHIBIT E-1

                      REPORTING DATA FOR MONTHLY REPORT
                   STANDARD FILE LAYOUT - MASTER SERVICING

                                          .                                                                                MAX
COLUMN NAM                              DESCRIPTION                                   DECIMAL         FORMAT COMMENT      SIZE
--------------------               ----------------------------------------------     -------      --------------------   ----
SER_INVESTOR_NBR                   A value  assigned by the  Servicer to define a                  Text up to 10 digits     20
                                   group of loans.
LOAN_NBR                           A unique  identifier  assigned to each loan by                  Text up to 10 digits     10
                                   the investor.
SERVICER_LOAN_NBR                  A  unique  number  assigned  to a loan  by the                  Text up to 10 digits     10
                                   Servicer.  This  may  be  different  than  the
                                   LOAN_NBR.
BORROWER_NAME                      The  borrower  name as  received  in the file.                  Maximum  length of 30    30
                                   It is not separated by first and last name.                     (Last, First)
SCHED_PAY_AMT                      Scheduled   monthly  principal  and  scheduled        2         No    commas(,)    or    11
                                   interest  payment  that a borrower is expected                  dollar signs ($)
                                   to pay, P&I constant.
NOTE_INT_RATE                      The  loan  interest  rate as  reported  by the        4         Max length of 6           6
                                   Servicer.
NET_INT_RATE                       The loan gross  interest rate less the service        4         Max length of 6           6
                                   fee rate as reported by the Servicer.
SERV_FEE_RATE                      The   servicer's   fee  rate  for  a  loan  as        4         Max length of 6           6
                                   reported by the Servicer.
SERV_FEE_AMT                       The  servicer's  fee  amount  for  a  loan  as        2         No    commas(,)    or    11
                                   reported by the Servicer.                                       dollar signs ($)
NEW_PAY_AMT                        The new loan  payment  amount as  reported  by        2         No    commas(,)    or    11
                                   the Servicer.                                                   dollar signs ($)
NEW_LOAN_RATE                      The  new  loan   rate  as   reported   by  the        4         Max length of 6           6
                                   Servicer.
ARM_INDEX_RATE                     The index the  Servicer is using to  calculate        4         Max length of 6           6
                                   a forecasted rate.
ACTL_BEG_PRIN_BAL                  The  borrower's  actual  principal  balance at        2         No    commas(,)    or    11
                                   the beginning of the processing cycle.                          dollar signs ($)
ACTL_END_PRIN_BAL                  The  borrower's  actual  principal  balance at        2         No    commas(,)    or    11
                                   the end of the processing cycle.                                dollar signs ($)
BORR_NEXT_PAY_DUE_DATE             The date at the end of  processing  cycle that                  MM/DD/YYYY               10
                                   the  borrower's  next  payment  is  due to the
                                   Servicer, as reported by Servicer.
SERV_CURT_AMT_1                    The first curtailment amount to be applied.           2         No    commas(,)    or    11
                                                                                                   dollar signs ($)
SERV_CURT_DATE_1                   The  curtailment   date  associated  with  the                  MM/DD/YYYY               10
                                   first curtailment amount.
CURT_ADJ_ AMT_1                    The   curtailment   interest   on  the   first        2         No    commas(,)    or    11
                                   curtailment amount, if applicable.                              dollar signs ($)
SERV_CURT_AMT_2                    The second curtailment amount to be applied.          2         No    commas(,)    or    11
                                                                                                   dollar signs ($)
SERV_CURT_DATE_2                   The  curtailment   date  associated  with  the                  MM/DD/YYYY               10
                                   second curtailment amount.
CURT_ADJ_ AMT_2                    The   curtailment   interest   on  the  second        2         No    commas(,)    or    11
                                   curtailment amount, if applicable.                              dollar signs ($)
SERV_CURT_AMT_3                    The third curtailment amount to be applied.           2         No    commas(,)    or    11
                                                                                                   dollar signs ($)
SERV_CURT_DATE_3                   The  curtailment   date  associated  with  the                  MM/DD/YYYY               10
                                   third curtailment amount.
CURT_ADJ_AMT_3                     The   curtailment   interest   on  the   third        2         No    commas(,)    or    11
                                   curtailment amount, if applicable.                              dollar signs ($)
PIF_AMT                            The loan "paid in full"  amount as reported by        2         No    commas(,)    or    11
                                   the Servicer.                                                   dollar signs ($)
PIF_DATE                           The  paid in  full  date  as  reported  by the                  MM/DD/YYYY               10
                                   Servicer.
                                                                                                   Action    Code   Key:     2
                                                                                                   15=Bankruptcy,
                                                                                                   30=Foreclosure,     ,
                                                                                                   60=PIF,
                                                                                                   63=Substitution,
                                                                                                   65=Repurchase,70=REO
ACTION_CODE                        The   standard   FNMA  numeric  code  used  to
                                   indicate the default/  delinquent  status of a
                                   particular loan.
INT_ADJ_AMT                        The  amount  of  the  interest  adjustment  as        2         No    commas(,)    or    11
                                   reported by the Servicer.                                       dollar signs ($)
SOLDIER_SAILOR_ADJ_AMT             The Soldier and Sailor  Adjustment  amount, if        2         No    commas(,)    or    11
                                   applicable.                                                     dollar signs ($)
NON_ADV_LOAN_AMT                   The   Non   Recoverable   Loan   Amount,    if        2         No    commas(,)    or    11
                                   applicable.                                                     dollar signs ($)
LOAN_LOSS_AMT                      The amount the  Servicer is passing as a loss,        2         No    commas(,)    or    11
                                   if applicable.                                                  dollar signs ($)
SCHED_BEG_PRIN_BAL                 The  scheduled  outstanding  principal  amount        2         No    commas(,)    or    11
                                   due at the  beginning  of the cycle date to be                  dollar signs ($)
                                   passed through to investors.
SCHED_END_PRIN_BAL                 The   scheduled   principal   balance  due  to        2         No    commas(,)    or    11
                                   investors at the end of a processing cycle.                     dollar signs ($)
SCHED_PRIN_AMT                     The scheduled  principal amount as reported by        2         No    commas(,)    or    11
                                   the  Servicer  for the  current  cycle -- only                  dollar signs ($)
                                   applicable for Scheduled/Scheduled Loans.
SCHED_NET_INT                      The scheduled  gross interest  amount less the        2         No    commas(,)    or    11
                                   service  fee amount for the  current  cycle as                  dollar signs ($)
                                   reported by the  Servicer  -- only  applicable
                                   for Scheduled/Scheduled Loans.
ACTL_PRIN_AMT                      The actual  principal  amount collected by the        2         No    commas(,)    or    11
                                   Servicer  for the current  reporting  cycle --                  dollar signs ($)
                                   only applicable for Actual/Actual Loans.
ACTL_NET_INT                       The  actual  gross  interest  amount  less the        2         No    commas(,)    or    11
                                   service fee amount for the  current  reporting                  dollar signs ($)
                                   cycle  as  reported  by the  Servicer  -- only
                                   applicable for Actual/Actual Loans.
PREPAY_PENALTY_ AMT                The penalty  amount  received  when a borrower        2         No    commas(,)    or    11
                                   prepays  on  his  loan  as   reported  by  the                  dollar signs ($)
                                   Servicer.
PREPAY_PENALTY_ WAIVED             The  prepayment  penalty  amount  for the loan        2         No    commas(,)    or    11
                                   waived by the servicer.                                         dollar signs ($)

MOD_DATE                           The    Effective    Payment    Date   of   the                  MM/DD/YYYY               10
                                   Modification for the loan.
MOD_TYPE                           The Modification Type.                                          Varchar  - value  can    30
                                                                                                   be alpha or numeric
DELINQ_P&I_ADVANCE_AMT             The   current   outstanding    principal   and        2         No    commas(,)    or    11
                                   interest advances made by Servicer.                             dollar signs ($)


                                   EXHIBIT E-2
                       REPORTING DATA FOR DEFAULTED LOANS
                  STANDARD FILE LAYOUT - DELINQUENCY REPORTING

 COLUMN/HEADER NAME                                   DESCRIPTION                                     DECIMAL   FORMAT COMMENT
--------------------              ------------------------------------------------------------------  -------   --------------
SERVICER_LOAN_NBR                 A unique number  assigned to a loan by the  Servicer.  This may be different than the LOAN_NBR
LOAN_NBR                          A unique identifier assigned to each loan by the originator.
CLIENT_NBR                        Servicer Client Number
SERV_INVESTOR_NBR                 Contains a unique  number as assigned  by an external  servicer to identify a group of loans in their system.
BORROWER_FIRST_NAME               First Name of the Borrower.
BORROWER_LAST_NAME                Last name of the borrower.
PROP_ADDRESS                      Street Name and Number of Property
PROP_STATE                        The state where the  property located.
PROP_ZIP                          Zip code where the property is located.
BORR_NEXT_PAY_DUE_DATE            The date that the  borrower's  next payment is due to the servicer            MM/DD/YYYY
                                  at the end of processing cycle, as reported by Servicer.
LOAN_TYPE                         Loan Type (i.e. FHA, VA, Conv)
BANKRUPTCY_FILED_DATE             The date a particular bankruptcy claim was filed.                             MM/DD/YYYY
BANKRUPTCY_CHAPTER_CODE           The chapter under which the bankruptcy was filed.
BANKRUPTCY_CASE_NBR               The case number assigned by the court to the bankruptcy filing.
POST_PETITION_DUE_DATE            The payment due date once the  bankruptcy has been approved by the            MM/DD/YYYY
                                  courts
BANKRUPTCY_DCHRG_DISM_DATE        The  Date  The  Loan  Is  Removed  From   Bankruptcy.   Either  by            MM/DD/YYYY
                                  Dismissal, Discharged and/or a Motion For Relief Was Granted.
LOSS_MIT_APPR_DATE                The Date The Loss Mitigation Was Approved By The Servicer                     MM/DD/YYYY
LOSS_MIT_TYPE                     The Type Of Loss Mitigation Approved For A Loan Such As;
LOSS_MIT_EST_COMP_DATE            The Date The Loss Mitigation /Plan Is Scheduled To End/Close                  MM/DD/YYYY
LOSS_MIT_ACT_COMP_DATE            The Date The Loss Mitigation Is Actually Completed                            MM/DD/YYYY
FRCLSR_APPROVED_DATE              The  date  DA  Admin   sends  a  letter  to  the   servicer   with            MM/DD/YYYY
                                  instructions to begin foreclosure proceedings.
ATTORNEY_REFERRAL_DATE            Date File Was Referred To Attorney to Pursue Foreclosure                      MM/DD/YYYY
FIRST_LEGAL_DATE                  Notice of 1st legal filed by an Attorney in a Foreclosure Action              MM/DD/YYYY
FRCLSR_SALE_EXPECTED_DATE         The date by which a foreclosure sale is expected to occur.                    MM/DD/YYYY
FRCLSR_SALE_DATE                  The actual date of the foreclosure sale.                                      MM/DD/YYYY
FRCLSR_SALE_AMT                   The amount a property sold for at the foreclosure sale.                2      No  commas(,) or
                                                                                                                dollar signs ($)
EVICTION_START_DATE               The date the servicer initiates eviction of the borrower.                     MM/DD/YYYY
EVICTION_COMPLETED_DATE           The date the court revokes  legal  possession of the property from            MM/DD/YYYY
                                  the borrower.
LIST_PRICE                        The price at which an REO property is marketed.                        2      No  commas(,) or
                                                                                                                dollar signs ($)
LIST_DATE                         The date an REO property is listed at a particular price.                     MM/DD/YYYY
OFFER_AMT                         The dollar value of an offer for an REO property.                      2      No  commas(,) or
                                                                                                                dollar signs ($)
OFFER_DATE_TIME                   The date an offer is received by DA Admin or by the Servicer.                 MM/DD/YYYY
REO_CLOSING_DATE                  The date the REO sale of the property is scheduled to close.                  MM/DD/YYYY
REO_ACTUAL_CLOSING_DATE           Actual Date Of REO Sale                                                       MM/DD/YYYY
OCCUPANT_CODE                     Classification of how the property is occupied.
PROP_CONDITION_CODE               A code that indicates the condition of the property.
PROP_INSPECTION_DATE              The date a  property inspection is performed.                                 MM/DD/YYYY
APPRAISAL_DATE                    The date the appraisal was done.                                              MM/DD/YYYY
CURR_PROP_VAL                     The current "as is" value of the property  based on brokers  price     2
                                  opinion or appraisal.
REPAIRED_PROP_VAL                 The amount the  property  would be worth if repairs are  completed     2
                                  pursuant to a broker's price opinion or appraisal.
IF APPLICABLE:
DELINQ_STATUS_CODE                FNMA Code Describing Status of Loan
DELINQ_REASON_CODE                The  circumstances  which  caused a borrower  to stop  paying on a loan.  Code  indicates  the reason why the loan is in default  for this cycle.
MI_CLAIM_FILED_DATE               Date Mortgage  Insurance  Claim Was Filed With Mortgage  Insurance            MM/DD/YYYY
                                  Company.
MI_CLAIM_AMT                      Amount of Mortgage Insurance Claim Filed                                      No  commas(,) or
                                                                                                                dollar signs ($)
MI_CLAIM_PAID_DATE                Date Mortgage Insurance Company Disbursed Claim Payment                       MM/DD/YYYY
MI_CLAIM_AMT_PAID                 Amount Mortgage Insurance Company Paid On Claim                        2      No  commas(,) or
                                                                                                                dollar signs ($)
POOL_CLAIM_FILED_DATE             Date Claim Was Filed With Pool Insurance Company                              MM/DD/YYYY
POOL_CLAIM_AMT                    Amount of Claim Filed With Pool Insurance Company                      2      No  commas(,) or
                                                                                                                dollar signs ($)
POOL_CLAIM_PAID_DATE              Date  Claim  Was  Settled  and The  Check  Was  Issued By The Pool            MM/DD/YYYY
                                  Insurer
POOL_CLAIM_AMT_PAID               Amount Paid On Claim By Pool Insurance Company                         2      No  commas(,) or
                                                                                                                dollar signs ($)
FHA_PART_A_CLAIM_FILED_DATE       Date FHA Part A Claim Was Filed With HUD                                      MM/DD/YYYY
FHA_PART_A_CLAIM_AMT              Amount of FHA Part A Claim Filed                                       2      No  commas(,) or
                                                                                                                dollar signs ($)
FHA_PART_A_CLAIM_PAID_DATE        Date HUD Disbursed Part A Claim Payment                                       MM/DD/YYYY
FHA_PART_A_CLAIM_PAID_AMT         Amount HUD Paid on Part A Claim                                        2      No  commas(,) or
                                                                                                                dollar signs ($)
FHA_PART_B_CLAIM_FILED_DATE       Date FHA Part B Claim Was Filed With HUD                                      MM/DD/YYYY
FHA_PART_B_CLAIM_AMT              Amount of FHA Part B Claim Filed                                       2      No  commas(,) or
                                                                                                                dollar signs ($)
FHA_PART_B_CLAIM_PAID_DATE        Date HUD Disbursed Part B Claim Payment                                       MM/DD/YYYY
FHA_PART_B_CLAIM_PAID_AMT         Amount HUD Paid on Part B Claim                                        2      No  commas(,) or
                                                                                                                dollar signs ($)
VA_CLAIM_FILED_DATE               Date VA Claim Was Filed With the Veterans Admin                               MM/DD/YYYY
VA_CLAIM_PAID_DATE                Date Veterans Admin. Disbursed VA Claim Payment                               MM/DD/YYYY
VA_CLAIM_PAID_AMT                 Amount Veterans Admin. Paid on VA Claim                                2      No  commas(,) or
                                                                                                                dollar signs ($)

EXHIBIT 2: STANDARD FILE CODES - DELINQUENCY REPORTING

The LOSS MIT TYPE field should show the approved Loss Mitigation Code as follows:
         o     ASUM-   Approved Assumption
         o     BAP-    Borrower Assistance Program
         o     CO-     Charge Off
         o     DIL-    Deed-in-Lieu
         o     FFA-    Formal Forbearance Agreement
         o     MOD-    Loan Modification
         o     PRE-    Pre-Sale
         o     SS-     Short Sale
         o     MISC-   Anything else approved by the PMI or Pool Insurer

NOTE: Wells Fargo Bank will accept alternative Loss Mitigation Types to those above, provided that they are consistent with industry standards. If Loss Mitigation Types other than those above are used, the Servicer must supply Wells Fargo Bank with a description of each of the Loss Mitigation Types prior to sending the file.

The OCCUPANT CODE field should show the current status of the property code as follows:
         o     Mortgagor
         o     Tenant
         o     Unknown
         o     Vacant

The PROPERTY CONDITION field should show the last reported condition of the property as follows:
         o     Damaged
         o     Excellent
         o     Fair
         o     Gone
         o     Good
         o     Poor
         o     Special
         Hazard
         o     Unknown

                                   EXHIBIT E-3
                  REPORTING DATA FOR REALIZED LOSSES AND GAINS
       EXHIBIT: CALCULATION OF REALIZED LOSS/GAIN FORM 332- INSTRUCTION SHEET

      NOTE: DO NOT NET OR COMBINE ITEMS. SHOW ALL EXPENSES INDIVIDUALLY AND ALL CREDITS AS SEPARATE LINE ITEMS. CLAIM PACKAGES ARE DUE ON THE REMITTANCE REPORT DATE. LATE SUBMISSIONS MAY RESULT IN CLAIMS NOT BEING PASSED UNTIL THE FOLLOWING MONTH. THE SERVICER IS RESPONSIBLE TO REMIT ALL FUNDS PENDING LOSS APPROVAL AND /OR RESOLUTION OF ANY DISPUTED ITEMS.

      The numbers on the 332 form correspond with the numbers listed below.

      LIQUIDATION AND ACQUISITION EXPENSES:
      1. The Actual Unpaid Principal Balance of the Mortgage Loan. For documentation, an Amortization Schedule from date of default through liquidation breaking out the net interest and servicing fees advanced is required.

      2. The Total Interest Due less the aggregate amount of servicing fee that would have been earned if all delinquent payments had been made as agreed. For documentation, an Amortization Schedule from date of default through liquidation breaking out the net interest and servicing fees advanced is required.

      3. Accrued Servicing Fees based upon the Scheduled Principal Balance of the Mortgage Loan as calculated on a monthly basis. For documentation, an Amortization Schedule from date of default through liquidation breaking out the net interest and servicing fees advanced is required.

      4-12. Complete as applicable.  Required documentation:

            * For taxes and insurance advances - see page 2 of 332 form - breakdown required showing period of coverage, base tax, interest, penalty. Advances prior to default require evidence of servicer efforts to recover advances.

            *  For escrow advances - complete payment history

               (to calculate advances from last positive escrow balance forward)

            * Other expenses - copies of corporate advance history showing all payments

            *  REO repairs > $1500 require explanation

            *  REO repairs >$3000 require evidence of at least 2 bids.

            * Short Sale or Charge Off require P&L supporting the decision and WFB's approved Officer Certificate

            * Unusual or extraordinary items may require further documentation.

      13.   The total of lines 1 through 12.

3.    CREDITS:

      14-21. Complete as applicable.  Required documentation:

            * Copy of the HUD 1 from the REO sale. If a 3rd Party Sale, bid instructions and Escrow Agent / Attorney

               Letter of Proceeds Breakdown.

            *  Copy of EOB for any MI or gov't guarantee

            * All other credits need to be clearly defined on the 332 form

      22.   The total of lines 14 through 21.

      PLEASE NOTE: For HUD/VA loans, use line (18a) for Part A/Initial  proceeds and line (18b) for Part B/Supplemental proceeds.

      TOTAL REALIZED LOSS (OR AMOUNT OF ANY GAIN)
      23. The total derived from subtracting line 22 from 13. If the amount represents a realized gain, show the amount in parenthesis
            (   ).

                 EXHIBIT 3A: CALCULATION OF REALIZED LOSS/GAIN FORM 332

      Prepared by:                                    Date:
                    ------------------                       ---------------
      Phone:                           Email Address:
              ----------------------                 ---------------------


Servicer Loan No.         Servicer Name               Servicer Address


------------------------  --------------------------  --------------------------

      WELLS FARGO BANK, N.A. LOAN NO.
                                     -----------------------------

      Borrower's Name:
                       ---------------------------------------------------------
      Property Address:
                       ---------------------------------------------------------

      LIQUIDATION TYPE:  REO SALE          3RD PARTY SALE         SHORT SALE
      CHARGE OFF

      WAS THIS LOAN GRANTED A BANKRUPTCY DEFICIENCY OR CRAMDOWN    YES     NO
      If "Yes", provide deficiency or cramdown amount
                                                      --------------------------

      LIQUIDATION AND ACQUISITION EXPENSES:
      (1)       Actual/Unpaid/Principal/Balance1of(Mortgage Loan      $ _______________       (1)
      (2)       Interest accrued at Net Rate                           ________________       (2)
      (3)       Accrued Servicing Fees                                 ________________       (3)
      (4)       Attorney's Fees                                        ________________       (4)
      (5)       Taxes (see page 2)                                     ________________       (5)
      (6)       Property Maintenance                                   ________________       (6)
      (7)       MI/Hazard Insurance Premiums (see page 2)              ________________       (7)
      (8)       Utility Expenses                                       ________________       (8)
      (9)       Appraisal/BPO                                          ________________       (9)
      (10)      Property Inspections                                   ________________       (10)
      (11)      FC Costs/Other Legal Expenses                          ________________       (11)
      (12)      Other (itemize)                                        ________________       (12)
                Cash for Keys__________________________                ________________       (12)
                HOA/Condo Fees_______________________                  ________________       (12)
                ______________________________________                 ________________       (12)

                TOTAL EXPENSES                                        $ _______________       (13)
      CREDITS:
      (14)      Escrow Balance                                        $ _______________       (14)
      (15)      HIP Refund                                             ________________       (15)
      (16)      Rental Receipts                                        ________________       (16)
      (17)      Hazard Loss Proceeds                                   ________________       (17)
      (18)      Primary Mortgage Insurance / Gov't Insurance           ________________       (18a) HUD Part A
                                                                       ________________       (18b) HUD Part B
      (19)      Pool Insurance Proceeds                                ________________       (19)
      (20)      Proceeds from Sale of Acquired Property                ________________       (20)
      (21)      Other (itemize)                                        ________________       (21)
                _________________________________________              ________________       (21)

                TOTAL CREDITS                                         $________________       (22)
      TOTAL REALIZED LOSS (or Amount of Gain)                         $________________       (23)

ESCROW DISBURSEMENT DETAIL


    TYPE     DATE PAID   PERIOD OF   TOTAL    BASE      PENALTIES    INTEREST
(TAX /INS.)              COVERAGE     PAID   AMOUNT

                           EMC MORTGAGE CORPORATION
                                  Purchaser,

                        NATIONAL CITY MORTGAGE COMPANY

                                   Company,

                 PURCHASE, WARRANTIES AND SERVICING AGREEMENT
                         Dated as of October 1, 2001





                  (Fixed and Adjustable Rate Mortgage Loans)

                              TABLE OF CONTENTS

                                  ARTICLE I


Section 1.01    Defined Terms

                                  ARTICLE II

Section 2.01    Agreement to Purchase
Section 2.02    Purchase Price
Section 2.03    Servicing of Mortgage Loans
Section 2.04 Record Title and Possession of Mortgage Files; Maintenance of Servicing Files
Section 2.05    Books and Records
Section 2.06    Transfer of Mortgage Loans
Section 2.07    Delivery of Mortgage Loan Documents
Section 2.08    Quality Control Procedures
Section 2.09    Near-term Principal Prepayments; Near Term Payment Defaults

                                 ARTICLE III

Section 3.01    Representations and Warranties of the Company
Section 3.02    Representations and Warranties as to Individual Mortgage Loans
Section 3.03    Repurchase; Substitution
Section 3.04    Representations and Warranties of the Purchaser

                                  ARTICLE IV

Section 4.01    Company to Act as Servicer
Section 4.02    Collection of Mortgage Loan Payments
Section 4.03    Realization Upon Defaulted Mortgage Loan
Section 4.04    Establishment of Custodial Accounts; Deposits in Custodial
                Accounts
Section 4.05    Permitted Withdrawals from the Custodial Account
Section 4.06    Establishment of Escrow Accounts; Deposits in Escrow Accounts
Section 4.07    Permitted Withdrawals From Escrow Account
Section 4.08 Payment of Taxes, Insurance and Other Charges; Maintenance of Primary Mortgage Insurance Policies; Collections Thereunder
Section 4.09    Transfer of Accounts
Section 4.10    Maintenance of Hazard Insurance
Section 4.11    Maintenance of Mortgage Impairment Insurance Policy
Section 4.12    Fidelity Bond, Errors and Omissions Insurance
Section 4.13    Title, Management and Disposition of REO Property
Section 4.14    Notification of Maturity Date

                                  ARTICLE V

Section 5.01    Distributions
Section 5.02    Statements to the Purchaser
Section 5.03    Monthly Advances by the Company
Section 5.04    Liquidation Reports

                                  ARTICLE VI

Section 6.01    Assumption Agreements
Section 6.02    Satisfaction of Mortgages and Release of Mortgage Files
Section 6.03    Servicing Compensation
Section 6.04    Annual Statement as to Compliance
Section 6.05    Annual Independent Certified Public Accountants' Servicing
                Report
Section 6.06    Purchaser's Right to Examine Company Records

                                 ARTICLE VII

Section 7.01    Company Shall Provide Information as Reasonably Required

                                 ARTICLE VIII

Section 8.01    Indemnification; Third Party Claims
Section 8.02    Merger or Consolidation of the Company
Section 8.0     Limitation on Liability of the Company and Others
Section 8.04    Company Not to Assign or Resign
Section 8.05    No Transfer of Servicing

                                  ARTICLE IX

Section 9.01    Events of Default
Section 9.02    Waiver of Defaults

                                  ARTICLE X

Section 10.01   Termination

                                  ARTICLE XI

Section 11.01   Successor to the Company
Section 11.02   Amendment
Section 11.03   Recordation of Agreement
Section 11.04   Governing Law
Section 11.05   Notices
Section 11.06   Severability of Provisions
Section 11.07   Exhibits
Section 11.08   General Interpretive Principles
Section 11.09   Reproduction of Documents
Section 11.10   Confidentiality of Information
Section 11.11   Recordation of Assignment of Mortgage
Section 11.12   Assignment by Purchaser
Section 11.13   No Partnership
Section 11.14   Execution: Successors and Assigns
Section 11.15   Entire Agreement
Section 11.16   No Solicitation
Section 11.17   Closing
Section 11.18   Cooperation of Company with Reconstitution

EXHIBITS
A               Contents of Mortgage File
B               Custodial Account Letter Agreement
C               Escrow Account Letter Agreement
D               Form of Assignment, Assumption and Recognition Agreement
E               Form of Trial Balance
F               [reserved]
G               Request for Release of Documents and Receipt
H               Company's Underwriting Guidelines
I               Form of Term Sheet

      This is a Purchase, Warranties and Servicing Agreement, dated as of October 1, 2001 and is executed between EMC MORTGAGE CORPORATION, as Purchaser (the "Purchaser"), and NATIONAL CITY MORTGAGE COMPANY (the "Company").

                            W I T N E S S E T H :
                            - - - - - - - - - -

      WHEREAS, the Purchaser has heretofore agreed to purchase from the Company and the Company has heretofore agreed to sell to the Purchaser, from time to time, certain Mortgage Loans on a servicing retained basis, pursuant to the terms of this Agreement and the related Term Sheet.

      WHEREAS, each of the Mortgage Loans is secured by a mortgage, deed of trust or other security instrument creating a first lien on a residential dwelling located in the jurisdiction indicated on the Mortgage Loan Schedule, which is annexed to the related Term Sheet; and

      WHEREAS, the Purchaser and the Company wish to prescribe the representations and warranties of the Company with respect to itself and the Mortgage Loans and the management, servicing and control of the Mortgage Loans;

      NOW, THEREFORE, in consideration of the mutual agreements hereinafter set forth, and for other good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, the Purchaser and the Company agree as follows:

                                  ARTICLE I

                                 DEFINITIONS

      Section 1.01  DEFINED TERMS.

      Whenever used in this Agreement, the following words and phrases, unless the context otherwise requires, shall have the following meaning specified in this Article:

      ACCEPTED SERVICING PRACTICES: With respect to any Mortgage Loan, those mortgage servicing practices (including collection procedures) of prudent mortgage banking institutions which service mortgage loans of the same type as such Mortgage Loan in the jurisdiction where the related Mortgaged Property is located, and which are in accordance with Fannie Mae servicing practices and procedures, for MBS pool mortgages, as defined in the Fannie Mae Guides including future updates.

      ADJUSTMENT DATE: As to each adjustable rate Mortgage Loan, the date on which the Mortgage Interest Rate is adjusted in accordance with the terms of the related Mortgage Note.

      AGREEMENT: This Purchase, Warranties and Servicing Agreement including all exhibits hereto, amendments hereof and supplements hereto.

      APPRAISED VALUE: With respect to any Mortgaged Property, the value thereof as determined by an appraisal made for the originator of the Mortgage Loan at the time of origination of the Mortgage Loan by an appraiser who met the requirements of the Company and Fannie Mae.

      ASSIGNMENT: An individual assignment of the Mortgage, notice of transfer or equivalent instrument, in recordable form, sufficient under the laws of the jurisdiction wherein the related Mortgaged Property is located to reflect of record the sale or transfer of the Mortgage Loan.

      BIF:  The Bank Insurance Fund, or any successor thereto.

      BUSINESS DAY: Any day other than: (i) a Saturday or Sunday, or (ii) a legal holiday in the State of New York or Ohio, or (iii) a day on which banks in the State of New York or Ohio are authorized or obligated by law or executive order to be closed.

      CLOSING DATE: With respect to any Mortgage Loan, the date stated on the related Term Sheet, which are expected to be the dates set forth in the related Confirmation.

      CODE: The Internal Revenue Code of 1986, or any successor statute thereto.

      COMPANY: National City Mortgage Company, their successors in interest and assigns, as permitted by this Agreement.

      COMPANY'S OFFICER'S CERTIFICATE: A certificate signed by the Chairman of the Board, President, any Vice President or Treasurer of Company stating the date by which Company expects to receive any missing documents sent for recording from the applicable recording office.

      CONDEMNATION PROCEEDS: All awards or settlements in respect of a Mortgaged Property, whether permanent or temporary, partial or entire, by exercise of the power of eminent domain or condemnation, to the extent not required to be released to a Mortgagor in accordance with the terms of the related Mortgage Loan Documents.

      CONFIRMATION: The Trade Confirmation Letter between the Purchaser and the Company which relates to the Mortgage Loans.

      CO-OP LEASE: With respect to a Co-op Loan, the lease with respect to a dwelling unit occupied by the Mortgagor and relating to the stock allocated to the related dwelling unit.

      CO-OP LOAN: A Mortgage Loan secured by the pledge of stock allocated to a dwelling unit in a residential cooperative housing corporation and a collateral assignment of the related Co-op Lease.

      CURRENT APPRAISED VALUE: With respect to any Mortgaged Property, the value thereof as determined by an appraisal made for the Company (by an appraiser who met the requirements of the Company and Fannie Mae) at the request of a Mortgagor for the purpose of canceling a Primary Mortgage
Insurance Policy in accordance with federal, state and local laws and regulations or otherwise made at the request of the Company or Mortgagor.

      CURRENT LTV: The ratio of the Stated Principal Balance of a Mortgage Loan to the Current Appraised Value of the Mortgaged Property.

      CUSTODIAL ACCOUNT: Each separate demand account or accounts created and maintained pursuant to Section 4.04 which shall be entitled "National City Mortgage Company, in trust for the [Purchaser], Owner of Mortgage Loans" and shall be established in an Eligible Account, in the name of the Person that is the "Purchaser" with respect to the related Mortgage Loans.

      CUSTODIAN: With respect to any Mortgage Loan, the entity stated on the related Term Sheet, and its successors and assigns, as custodian for the Purchaser.

      CUT-OFF DATE: With respect to any Mortgage Loan, the date stated on the related Term Sheet.

      DETERMINATION DATE: The 15th day (or if such 15th day is not a Business Day, the Business Day immediately preceding such 15th day) of the month of the related Remittance Date.

      DUE DATE: The day of the month on which the Monthly Payment is due on a Mortgage Loan, exclusive of any days of grace, which is the first day of the month.

      DUE PERIOD: With respect to any Remittance Date, the period commencing on the second day of the month preceding the month of such Remittance Date and ending on the first day of the month of the Remittance Date.

      ELIGIBLE ACCOUNT: An account established and maintained: (i) within FDIC insured accounts created, maintained and monitored by the Company so that all funds deposited therein are fully insured, or (ii) as a trust account with the corporate trust department of a depository institution or trust company organized under the laws of the United States of America or any one of the states thereof or the District of Columbia which is not affiliated with the Company (or any sub-servicer) or (iii) with an entity which is an institution whose deposits are insured by the FDIC, the unsecured and uncollateralized long-term debt obligations of which shall be rated "A2" or higher by Moody's and "A" or higher by either Standard & Poor's or Fitch, Inc. or one of the two highest short-term ratings by any applicable Rating Agency, and which is either (a) a federal savings association duly organized, validly existing and in good standing under the federal banking laws, (b) an institution duly organized, validly existing and in good standing under the applicable banking laws of any state, (c) a national banking association under the federal banking laws, or (d) a principal subsidiary of a bank holding company, or (iv) if ownership of the Mortgage Loans is evidenced by mortgaged-backed securities, the equivalent required ratings of each Rating Agency, and held such that the rights of the Purchaser and the owner of the Mortgage Loans shall be fully protected against the claims of any creditors of the Company (or any sub-servicer) and of any creditors or depositors of the institution in which such account is maintained or (v) in a separate non-trust account without FDIC or other insurance in an Eligible Institution. In the event that a Custodial Account is established pursuant to clause (iii), (iv) or (v) of the preceding sentence, the Company shall provide the Purchaser with written notice on the Business Day following the date on which the applicable institution fails to meet the applicable ratings requirements.

      ELIGIBLE INSTITUTION: National City Bank Ohio, or an institution having (i) the highest short-term debt rating, and one of the two highest long-term debt ratings of each Rating Agency; or (ii) with respect to any Custodial Account, an unsecured long-term debt rating of at least one of the two highest unsecured long-term debt ratings of each Rating Agency.

      EQUITY TAKE-OUT REFINANCED MORTGAGE LOAN: A Refinanced Mortgage Loan the proceeds of which were in excess of the outstanding principal balance of the existing mortgage loan as defined in the Fannie Mae Guide(s).

      ESCROW ACCOUNT: Each separate trust account or accounts created and maintained pursuant to Section 4.06 which shall be entitled " National City Mortgage Company, in trust for the [Purchaser], Owner of Mortgage Loans, and various Mortgagors" and shall be established in an Eligible Account, in the name of the Person that is the "Purchaser" with respect to the related Mortgage Loans.

      ESCROW PAYMENTS: With respect to any Mortgage Loan, the amounts constituting ground rents, taxes, assessments, water rates, sewer rents, municipal charges, mortgage insurance premiums, fire and hazard insurance premiums, condominium charges, and any other payments required to be escrowed by the Mortgagor with the mortgagee pursuant to the Mortgage or any other document.

      EVENT  OF  DEFAULT:   Any  one  of  the   conditions  or   circumstances
enumerated in Section 9.01.

      FANNIE  MAE:  The  Federal  National   Mortgage   Association,   or  any
successor thereto.

      FANNIE MAE GUIDE(S): The Fannie Mae Selling Guide and the Fannie Mae Servicing Guide and all amendments or additions thereto.

      FDIC: The Federal Deposit Insurance Corporation, or any successor thereto.

      FHLMC: The Federal Home Loan Mortgage Corporation, or any successor thereto.

      FHLMC GUIDE: The FHLMC Single Family Seller/Servicer Guide and all amendments or additions thereto.

      FIDELITY BOND: A fidelity bond to be maintained by the Company pursuant to Section 4.12.

      FIRREA: The Financial Institutions Reform, Recovery, and Enforcement Act of 1989.

      GAAP:  Generally accepted accounting principles, consistently applied.

      HUD: The United States Department of Housing and Urban Development or any successor.

      INDEX: With respect to any adjustable rate Mortgage Loan, the index identified on the Mortgage Loan Schedule and set forth in the related Mortgage Note for the purpose of calculating the interest rate thereon.

      INITIAL RATE CAP: As to each adjustable rate Mortgage Loan, where applicable, the maximum increase or decrease in the Mortgage Interest Rate on the first Adjustment Date.

      INSURANCE PROCEEDS: With respect to each Mortgage Loan, proceeds of insurance policies insuring the Mortgage Loan or the related Mortgaged Property.

      LENDER  PRIMARY  MORTGAGE   INSURANCE   POLICY:   Any  Primary  Mortgage
Insurance Policy for which premiums are paid by the Company.

      LENDER  PAID  MORTGAGE   INSURANCE   RATE:   The  Lender  Paid  Mortgage
Insurance Rate shall be a rate per annum equal to the percentage shown on the Mortgage Loan Schedule.

      LIFETIME RATE CAP: As to each Mortgage Loan, the maximum Mortgage Interest Rate over the term of such Mortgage Loan.

      LIQUIDATION PROCEEDS: Cash received in connection with the liquidation of a defaulted Mortgage Loan, whether through the sale or assignment of such Mortgage Loan, trustee's sale, foreclosure sale or otherwise.

      LOAN-TO-VALUE RATIO OR LTV: With respect to any Mortgage Loan, the ratio of the original outstanding principal amount of the Mortgage Loan, to
(i) the Appraised Value of the Mortgaged Property as of the Origination Date with respect to a Refinanced Mortgage Loan, and (ii) the lesser of the Appraised Value of the Mortgaged Property as of the Origination Date or the purchase price of the Mortgaged Property with respect to all other Mortgage Loans.

      MARGIN: With respect to each adjustable rate Mortgage Loan, the fixed percentage amount set forth in each related Mortgage Note which is added to the Index in order to determine the related Mortgage Interest Rate, as set forth in the Mortgage Loan Schedule.

      MONTHLY ADVANCE: The aggregate of the advances made by the Company on any Remittance Date pursuant to Section 5.03.

      MONTHLY  PAYMENT:   The  scheduled  monthly  payment  of  principal  and
interest on a Mortgage Loan which is payable by a Mortgagor under the related Mortgage Note.

      MORTGAGE: The mortgage, deed of trust or other instrument securing a Mortgage Note which creates a first lien on an unsubordinated estate in fee simple in real property securing the Mortgage Note.

      MORTGAGE FILE: The mortgage documents pertaining to a particular Mortgage Loan which are specified in Exhibit A hereto and any additional documents required to be added to the Mortgage File pursuant to this Agreement.

      MORTGAGE IMPAIRMENT INSURANCE POLICY: A mortgage impairment or blanket hazard insurance policy as required by Section 4.11.

      MORTGAGE INTEREST RATE: The annual rate at which interest accrues on any Mortgage Loan, which may be adjusted from time to time for an adjustable rate Mortgage Loan, in accordance with the provisions of the related Mortgage Note.

      MORTGAGE LOAN: An individual mortgage loan which is the subject of this Agreement, each Mortgage Loan originally sold and subject to this Agreement being identified on the Mortgage Loan Schedule attached to the related Term Sheet, which Mortgage Loan includes without limitation the Mortgage File, the Monthly Payments, Principal Prepayments, Liquidation Proceeds, Condemnation Proceeds, Insurance Proceeds, REO Disposition Proceeds, and all other rights, benefits, proceeds and obligations arising from or in connection with such Mortgage Loan, excluding replaced or repurchased mortgage loans.

      MORTGAGE LOAN DOCUMENTS:  The documents listed in EXHIBIT A.

      MORTGAGE LOAN REMITTANCE RATE: With respect to each Mortgage Loan, the annual rate of interest remitted to the Purchaser, which shall be equal to the Mortgage Interest Rate minus the Servicing Fee Rate minus the Lender Paid Mortgage Insurance Rate, if any.

      MORTGAGE LOAN SCHEDULE: The schedule of Mortgage Loans annexed to the related Term Sheet, such schedule setting forth the following information with respect to each Mortgage Loan in the related Mortgage Loan Package:

      (1)   the Company's Mortgage Loan identifying number;

      (2)   the Mortgagor's first and last name;

      (3) the street address of the Mortgaged Property including the city, state and zip code;

      (4)   a   code   indicating    whether   the   Mortgaged   Property   is
            owner-occupied, a second home or an investor property;

      (5)   the  type  of  residential   property   constituting  the  Mortgaged
            Property;

      (6)   the original months to maturity of the Mortgage Loan;

      (7) the remaining months to maturity from the related Cut-off Date, based on the original amortization schedule and, if different, the maturity expressed in the same manner but based on the actual amortization schedule;

      (8) the Sales Price, if applicable, Appraised Value and Loan-to-Value Ratio, at origination;

      (9) the Mortgage Interest Rate as of origination and as of the related Cut-off Date; with respect to each adjustable rate Mortgage Loan, the initial Adjustment Date, the next Adjustment Date immediately following the related Cut-off Date, the Index, the Margin, the Initial Rate Cap, if any, Periodic Rate Cap, if any, minimum Mortgage Interest Rate under the terms of the Mortgage Note and the Lifetime Rate Cap;

      (10)  the Origination Date of the Mortgage Loan;

      (11)  the stated maturity date;

      (12)  the amount of the Monthly Payment at origination;

      (13)  the amount of the Monthly Payment as of the related  Cut-off Date;

      (14)  the original principal amount of the Mortgage Loan;

      (15) the scheduled Stated Principal Balance of the Mortgage Loan as of the close of business on the related Cut-off Date, after deduction of payments of principal due on or before the related Cut-off Date whether or not collected;

      (16) a code indicating the purpose of the Mortgage Loan (i.e., purchase, rate and term refinance, equity take-out refinance);

      (17) a code indicating the documentation style (i.e. full, alternative, etc.);

      (18) the number of times during the twelve (12) month period preceding the related Closing Date that any Monthly Payment has been received after the month of its scheduled due date;

      (19)  the date on which the first payment is or was due;

      (20) a code indicating whether or not the Mortgage Loan is the subject of a Primary Mortgage Insurance Policy and the name of the related insurance carrier;

      (21) a code indicating whether or not the Mortgage Loan is the subject of a Lender Primary Mortgage Insurance Policy and the name of the related insurance carrier;

      (22) a code indicating whether or not the Mortgage Loan is currently convertible and the conversion spread;

      (23) the last Due Date on which a Monthly Payment was actually applied to the unpaid principal balance of the Mortgage Loan.

      (24)  product type (i.e. fixed, 3/1, 5/1, etc.);

      (25)  credit score and/or mortgage score, if applicable;

      (26)  the Lender Paid Mortgage Insurance Rate;

      (27) a code indicating whether or not the Mortgage Loan has a prepayment penalty and if so, the amount and term thereof; and

      (28) the Current Appraised Value of the Mortgage Loan and Current LTV, if applicable.

      With respect to the Mortgage Loans in the aggregate, the Mortgage Loan Schedule attached to the related Term Sheet shall set forth the following information, as of the related Cut-off Date:

      (1)   the number of Mortgage Loans;

      (2) the current aggregate outstanding principal balance of the Mortgage Loans;

      (3)   the weighted average Mortgage Interest Rate of the Mortgage Loans;

      (4)   the weighted average maturity of the Mortgage Loans; and

      (5)   the weighted average months to next Adjustment Date;

      MORTGAGE NOTE: The note or other evidence of the indebtedness of a Mortgagor secured by a Mortgage.

      MORTGAGED PROPERTY: The underlying real property securing repayment of a Mortgage Note, consisting of a single parcel of real estate considered to be real estate under the laws of the state in which such real property is located which may include condominium units and planned unit developments, improved by a residential dwelling; except that with respect to real property located in jurisdictions in which the use of leasehold estates for residential properties is a widely-accepted practice, a leasehold estate of the Mortgage, the term of which is equal to or longer than the term of the Mortgage.

      MORTGAGOR:  The obligor on a Mortgage Note.

      OCC: Office of the Comptroller of the Currency, its successors and assigns.

      OFFICERS' CERTIFICATE: A certificate signed by the Chairman of the Board, the Vice Chairman of the Board, the President, a Senior Vice President or a Vice President or by the Treasurer or the Secretary or one of the Assistant Treasurers or Assistant Secretaries of the Company, and delivered to the Purchaser as required by this Agreement.

      OPINION OF COUNSEL: A written opinion of counsel, who may be an employee of the party on behalf of whom the opinion is being given, reasonably acceptable to the Purchaser.

      ORIGINATION DATE: The date on which a Mortgage Loan funded, which date shall not, in connection with a Refinanced Mortgage Loan, be the date of the funding of the debt being refinanced, but rather the closing of the debt currently outstanding under the terms of the Mortgage Loan Documents.

      PERIODIC RATE CAP: As to each adjustable rate Mortgage Loan, the maximum increase or decrease in the Mortgage Interest Rate on any Adjustment Date, as set forth in the related Mortgage Note and the related Mortgage Loan Schedule.

      PERMITTED INVESTMENTS: Any one or more of the following obligations or securities:

            (i) direct obligations of, and obligations fully guaranteed by the United States of America or any agency or instrumentality of the United States of America the obligations of which are backed by the full faith and credit of the United States of America;

            (ii) (a) demand or time deposits, federal funds or bankers' acceptances issued by any depository institution or trust company incorporated under the laws of the United States of America or any state thereof and subject to supervision and examination by federal and/or state banking authorities, provided that the commercial paper and/or the short-term deposit rating and/or the long-term unsecured debt obligations or deposits of such depository institution or trust company at the time of such investment or contractual commitment providing for such investment are rated in one of the two highest rating categories by each Rating Agency and (b) any other demand or time deposit or certificate of deposit that is fully insured by the FDIC;

            (iii) repurchase  obligations  with a term  not to  exceed  thirty
            (30) days and with respect to (a) any security described in clause (i) above and entered into with a depository institution or trust company (acting as principal) described in clause
            (ii)(a) above;

            (iv) securities bearing interest or sold at a discount issued by any corporation incorporated under the laws of the United States of America or any state thereof that are rated in one of the two highest rating categories by each Rating Agency at the time of such investment or contractual commitment providing for such investment; PROVIDED, HOWEVER, that securities issued by any particular corporation will not be Permitted Investments to the extent that investments therein will cause the then outstanding principal amount of securities issued by such corporation and held as Permitted Investments to exceed 10% of the aggregate outstanding principal balances of all of the Mortgage Loans and Permitted Investments;

            (v) commercial paper (including both non-interest-bearing discount obligations and interest-bearing obligations payable on demand or on a specified date not more than one year after the date of issuance thereof) which are rated in one of the two highest rating categories by each Rating Agency at the time of such investment;

            (vi) any other demand, money market or time deposit, obligation, security or investment as may be acceptable to each Rating Agency as evidenced in writing by each Rating Agency; and

            (vii) any money market funds the collateral of which consists of obligations fully guaranteed by the United States of America or any agency or instrumentality of the United States of America the obligations of which are backed by the full faith and credit of the United States of America (which may include repurchase obligations secured by collateral described in clause (i)) and other securities and which money market funds are rated in one of the two highest rating categories by each Rating Agency.

PROVIDED, HOWEVER, that no instrument or security shall be a Permitted Investment if such instrument or security evidences a right to receive only interest payments with respect to the obligations underlying such instrument or if such security provides for payment of both principal and interest with a yield to maturity in excess of 120% of the yield to maturity at par or if such investment or security is purchased at a price greater than par.

      PERSON:  Any  individual,   corporation,   partnership,  joint  venture,
association, joint-stock company, limited liability company, trust, unincorporated organization or government or any agency or political subdivision thereof.

      PREPAYMENT INTEREST SHORTFALL: With respect to any Remittance Date, for each Mortgage Loan that was the subject of a Principal Prepayment during the related Prepayment Period, an amount equal to the excess of one month's interest at the applicable Mortgage Loan Remittance Rate on the amount of such Principal Prepayment over the amount of interest (adjusted to the Mortgage Loan Remittance Rate) actually paid by the related Mortgagor with respect to such Prepayment Period.

      PREPAYMENT PERIOD: With respect to any Remittance Date, the calendar month preceding the month in which such Remittance Date occurs.

      PRIMARY MORTGAGE INSURANCE POLICY: Each primary policy of mortgage insurance represented to be in effect pursuant to Section 3.02(hh), or any replacement policy therefor obtained by the Company pursuant to Section 4.08.

      PRIME RATE: The prime rate announced to be in effect from time to time as published as the average rate in the Wall Street Journal (Northeast Edition).

      PRINCIPAL PREPAYMENT: Any payment or other recovery of principal on a Mortgage Loan full or partial which is received in advance of its scheduled Due Date, including any prepayment penalty or premium thereon and which is not accompanied by an amount of interest representing scheduled interest due on any date or dates in any month or months subsequent to the month of prepayment.

      PURCHASE PRICE:  As defined in Section 2.02.

      PURCHASER: EMC Mortgage Corporation, its successors in interest and assigns.

      QUALIFIED APPRAISER: An appraiser, duly appointed by the Company, who had no interest, direct or indirect in the Mortgaged Property or in any loan made on the security thereof, and whose compensation is not affected by the approval or disapproval of the Mortgage Loan, and such appraiser and the appraisal made by such appraiser both satisfy the requirements of Title XI of FIRREA and the regulations promulgated thereunder and the requirements of Fannie Mae, all as in effect on the date the Mortgage Loan was originated.

      QUALIFIED INSURER: An insurance company duly qualified as such under the laws of the states in which the Mortgaged Properties are located, duly authorized and licensed in such states to transact the applicable insurance business and to write the insurance provided, approved as an insurer by Fannie Mae or FHLMC.

      RATING AGENCY: Moody's Investors Service, Standard & Poor's, Fitch, Inc. or, in the event that some or all of the ownership of the Mortgage Loans is evidenced by mortgage-backed securities, the nationally recognized rating agencies issuing ratings with respect to such securities, if any.

      REFINANCED MORTGAGE LOAN: A Mortgage Loan which was made to a Mortgagor who owned the Mortgaged Property prior to the origination of such Mortgage Loan and the proceeds of which were used in whole or part to satisfy an existing mortgage.

      REMIC: A "real estate mortgage investment conduit," as such term is defined in Section 860D of the Code.

      REMIC PROVISIONS: The provisions of the federal income tax law relating to REMICs, which appear at Sections 860A through 860G of the Code, and the related provisions and regulations promulgated thereunder, as the foregoing may be in effect from time to time.

      REMITTANCE DATE: The 18th day of any month, beginning with the First Remittance Date, or if such 18th day is not a Business Day, the first Business Day immediately preceding such 18th day.

      REO DISPOSITION:  The final sale by the Company of any REO Property.

      REO   DISPOSITION   PROCEEDS:   Amounts   received  by  the  Company  in
connection with a related REO Disposition.

      REO PROPERTY: A Mortgaged Property acquired by the Company on behalf of the Purchaser as described in Section 4.13.

      REPURCHASE  PRICE:  With respect to any Mortgage  Loan, a price equal to
(i) the product of the greater of 100% or the percentage of par as stated in the Confirmation multiplied by the Stated Principal Balance of such Mortgage Loan on the repurchase date, plus (ii) interest on such outstanding principal balance at the Mortgage Loan Remittance Rate from the last date through which interest has been paid and distributed to the Purchaser to the end of the month of repurchase, plus, (iii) third party expenses incurred in connection with the transfer of the Mortgage Loan being repurchased; less amounts received or advanced in respect of such repurchased Mortgage Loan which are being held in the Custodial Account for distribution in the month of repurchase.

      SERVICING ADVANCES: All customary, reasonable and necessary "out of pocket" costs and expenses (including reasonable attorneys' fees and disbursements) incurred in the performance by the Company of its servicing obligations, including, but not limited to, the cost of (a) the preservation, restoration and protection of the Mortgaged Property, (b) any enforcement, administrative or judicial proceedings, or any legal work or advice specifically related to servicing the Mortgage Loans, including but not limited to, foreclosures, bankruptcies, condemnations, drug seizures, elections, foreclosures by subordinate or superior lienholders, and other legal actions incidental to the servicing of the Mortgage Loans (provided that such expenses are reasonable and that the Company specifies the Mortgage Loan(s) to which such expenses relate and, upon Purchaser's request, provides documentation supporting such expense (which documentation would be acceptable to Fannie Mae), and provided further that any such enforcement, administrative or judicial proceeding does not arise out of a breach of any representation, warranty or covenant of the Company hereunder), (c) the management and liquidation of the Mortgaged Property if the Mortgaged Property is acquired in full or partial satisfaction of the Mortgage, (d) taxes, assessments, water rates, sewer rates and other charges which are or may become a lien upon the Mortgaged Property, and Primary Mortgage Insurance Policy premiums and fire and hazard insurance coverage, (e) any expenses reasonably sustained by the Company with respect to the liquidation of the Mortgaged Property in accordance with the terms of this Agreement and (f) compliance with the obligations under Section 4.08.

      SERVICING FEE: With respect to each Mortgage Loan, the amount of the annual fee the Purchaser shall pay to the Company, which shall, for a period of one full month, be equal to one-twelfth of the product of (a) the Servicing Fee Rate and (b) the outstanding principal balance of such Mortgage Loan. Such fee shall be payable monthly, computed on the basis of the same principal amount and period respecting which any related interest payment on a Mortgage Loan is computed. The obligation of the Purchaser to pay the Servicing Fee is limited to, and the Servicing Fee is payable solely from, the interest portion of such Monthly Payment collected by the Company, or as otherwise provided under Section 4.05 and in accordance with the Fannie Mae Guide(s). Any fee payable to the Company for administrative services related to any REO Property as described in Section 4.13 shall be payable from Liquidation Proceeds of the related REO Property.

      SERVICING FEE RATE:  As set forth in the related Term Sheet.

      SERVICING FILE: With respect to each Mortgage Loan, the file retained by the Company consisting of originals of all documents in the Mortgage File which are not delivered to the Purchaser and copies of the Mortgage Loan Documents listed in Exhibit A, the originals of which are delivered to the Purchaser or its designee pursuant to Section 2.04.

      SERVICING OFFICER: Any officer of the Company involved in, or responsible for, the administration and servicing of the Mortgage Loans whose name appears on a list of servicing officers furnished by the Company to the Purchaser upon request, as such list may from time to time be amended.

      STATED PRINCIPAL BALANCE: As to each Mortgage Loan as of any date of determination, (i) the principal balance of such Mortgage Loan at the Cut-off Date after giving effect to payments of principal due on or before such date, whether or not received, minus (ii) all amounts previously distributed to the Purchaser with respect to the Mortgage Loan representing payments or recoveries of principal or advances in lieu thereof.

      SUBSERVICER:  Any subservicer  which is subservicing  the Mortgage Loans
pursuant  to  a  Subservicing  Agreement.   Any  subservicer  shall  meet  the
qualifications set forth in Section 4.01.

      SUBSERVICING   AGREEMENT:   An  agreement  between  the  Company  and  a
Subservicer, if any, for the servicing of the Mortgage Loans.

      TERM SHEET:  A  supplemental  agreement in the form  attached  hereto as
Exhibit I which shall be executed and delivered by the Company and the Purchaser to provide for the sale and servicing pursuant to the terms of this Agreement of the Mortgage Loans listed on Schedule I attached thereto, which supplemental agreement shall contain certain specific information relating to such sale of such Mortgage Loans and may contain additional covenants relating to such sale of such Mortgage Loans.

                                  ARTICLE II

                         SERVICING OF MORTGAGE LOANS;
                RECORD TITLE AND POSSESSION OF MORTGAGE FILES;
                   BOOKS AND RECORDS; CUSTODIAL AGREEMENT;
                     DELIVERY OF MORTGAGE LOAN DOCUMENTS

      Section 2.01      AGREEMENT TO PURCHASE.

      The Company agrees to sell and the Purchaser agrees to purchase the Mortgage Loans having an aggregate Stated Principal Balance on the related Cut-off Date set forth in the related Term Sheet in an amount as set forth in the Confirmation, or in such other amount as agreed by the Purchaser and the Company as evidenced by the actual aggregate Stated Principal Balance of the Mortgage Loans accepted by the Purchaser on the related Closing Date, with servicing retained by the Company. The Company shall deliver the related Mortgage Loan Schedule attached to the related Term Sheet for the Mortgage Loans to be purchased on the related Closing Date to the Purchaser at least two (2) Business Days prior to the related Closing Date. The Mortgage Loans shall be sold pursuant to this Agreement, and the related Term Sheet shall be executed and delivered on the related Closing Date.

      Section 2.02      PURCHASE PRICE.

      The Purchase Price for each Mortgage Loan shall be the percentage of par as stated in the Confirmation (subject to adjustment as provided therein), multiplied by the Stated Principal Balance, as of the related Cut-off Date, of the Mortgage Loan listed on the related Mortgage Loan Schedule attached to the related Term Sheet, after application of scheduled payments of principal due on or before the related Cut-off Date whether or not collected.

      In addition to the Purchase Price as described above, the Purchaser shall pay to the Company, at closing, accrued interest on the Stated Principal Balance of each Mortgage Loan as of the related Cut-off Date at the Mortgage Loan Remittance Rate of each Mortgage Loan from the related Cut-off Date through the day prior to the related Closing Date, inclusive.

      The Purchase Price plus accrued interest as set forth in the preceding paragraph shall be paid on the related Closing Date by wire transfer of immediately available funds.

      Purchaser shall be entitled to (1) all scheduled principal due after the related Cut-off Date, (2) all other recoveries of principal collected on or after the related Cut-off Date (provided, however, that all scheduled payments of principal due on or before the related Cut-off Date and collected by the Company or any successor servicer after the related Cut-off Date shall belong to the Company), and (3) all payments of interest on the Mortgage
Loans net of applicable Servicing Fees (minus that portion of any such payment which is allocable to the period prior to the related Cut-off Date). The outstanding principal balance of each Mortgage Loan as of the related Cut-off Date is determined after application of payments of principal due on or before the related Cut-off Date whether or not collected, together with any unscheduled principal prepayments collected prior to the related Cut-off Date; provided, however, that payments of scheduled principal and interest prepaid for a Due Date beyond the related Cut-off Date shall not be applied to the principal balance as of the related Cut-off Date. Such prepaid amounts shall be the property of the Purchaser. The Company shall deposit any such prepaid amounts into the Custodial Account, which account is established for the benefit of the Purchaser for subsequent remittance by the Company to the Purchaser.

      Section 2.03      SERVICING OF MORTGAGE LOANS.

      Simultaneously with the execution and delivery of each Term Sheet, the Company does hereby agree to directly service the Mortgage Loans listed on the related Mortgage Loan Schedule attached to the related Term Sheet subject to the terms of this Agreement and the related Term Sheet. The rights of the Purchaser to receive payments with respect to the related Mortgage Loans shall be as set forth in this Agreement.

      Section 2.04 RECORD TITLE AND POSSESSION OF MORTGAGE FILES; MAINTENANCE OF SERVICING FILES.

      As of the related Closing Date, the Company sold, transferred, assigned, set over and conveyed to the Purchaser, without recourse, and the Company hereby acknowledges that the Purchaser has, but subject to the terms of this Agreement and the related Term Sheet, all the right, title and interest of the Company in and to the Mortgage Loans. Company will deliver the Mortgage Files to the Custodian designated by Purchaser, on or before the related Closing Date, at the expense of the Company. The Company shall maintain a Servicing File consisting of a copy of the contents of each Mortgage File and the originals of the documents in each Mortgage File not delivered to the Purchaser. The Servicing File shall contain all documents necessary to service the Mortgage Loans. The possession of each Servicing File by the Company is at the will of the Purchaser, for the sole purpose of servicing the related Mortgage Loan, and such retention and possession by the Company is in a custodial capacity only. From the related Closing Date, the ownership of each Mortgage Loan, including the Mortgage Note, the Mortgage, the contents of the related Mortgage File and all rights, benefits, proceeds and obligations arising therefrom or in connection therewith, has been vested in the Purchaser. All rights arising out of the Mortgage Loans including, but not limited to, all funds received on or in connection with the Mortgage Loans and all records or documents with respect to the Mortgage Loans prepared by or which come into the possession of the Company shall be received and held by the Company in trust for the benefit of the Purchaser as the owner of the Mortgage Loans. Any portion of the Mortgage Files retained by the Company shall be appropriately identified in the Company's computer system to clearly reflect the ownership of the Mortgage Loans by the Purchaser. The Company shall release its custody of the contents of the Mortgage Files only in accordance with written instructions of the Purchaser, except when such release is required as incidental to the Company's servicing of the Mortgage Loans or is in connection with a repurchase of any Mortgage Loan or Loans with respect thereto pursuant to this Agreement and the related Term Sheet, such written instructions shall not be required.

      Section 2.05      BOOKS AND RECORDS.

      The sale of each Mortgage Loan has been reflected on the Company's balance sheet and other financial statements as a sale of assets by the Company. The Company shall be responsible for maintaining, and shall maintain, a complete set of books and records for the Mortgage Loans that shall be appropriately identified in the Company's computer system to clearly reflect the ownership of the Mortgage Loan by the Purchaser. In particular, the Company shall maintain in its possession, available for inspection by the Purchaser, or its designee and shall deliver to the Purchaser upon demand, evidence of compliance with all federal, state and local laws, rules and regulations, and requirements of Fannie Mae or FHLMC, as applicable, including but not limited to documentation as to the method used in determining the applicability of the provisions of the Flood Disaster Protection Act of 1973, as amended, to the Mortgaged Property, documentation evidencing insurance coverage of any condominium project as required by Fannie Mae or FHLMC, and periodic inspection reports as required by Section
4.13. To the extent that original documents are not required for purposes of realization of Liquidation Proceeds or Insurance Proceeds, documents maintained by the Company may be in the form of microfilm or microfiche.

      The Company shall maintain with respect to each Mortgage Loan and shall make available for inspection by any Purchaser or its designee the related Servicing File during the time the Purchaser retains ownership of a Mortgage Loan and thereafter in accordance with applicable laws and regulations.

      In addition to the foregoing, Company shall provide to any supervisory agents or examiners that regulate Purchaser, including but not limited to, the FDIC and other similar entities, access, during normal business hours, upon reasonable advance notice to Company and without charge to Company or such supervisory agents or examiners, to any documentation regarding the Mortgage Loans that may be required by any applicable regulator.

      Section 2.06.     TRANSFER OF MORTGAGE LOANS.

      The Company shall keep at its servicing office books and records in which, subject to such reasonable regulations as it may prescribe, the Company shall note transfers of Mortgage Loans. No transfer of a Mortgage Loan may be made unless such transfer is in compliance with the terms hereof. For the purposes of this Agreement, the Company shall be under no obligation to deal with any person with respect to this Agreement or any Mortgage Loan unless a notice of the transfer of such Mortgage Loan has been delivered to the Company in accordance with this Section 2.06 and the books and records of the Company show such person as the owner of the Mortgage
Loan. The Purchaser may, subject to the terms of this Agreement, sell and transfer one or more of the Mortgage Loans, provided, however, that the transferee will not be deemed to be a Purchaser hereunder binding upon the Company unless such transferee shall agree in writing to be bound by the terms of this Agreement and an original counterpart of the instrument of transfer in an Assignment and Assumption of this Agreement substantially in the form of Exhibit D hereto executed by the transferee shall have been delivered to the Company. The Purchaser also shall advise the Company of the transfer. Upon receipt of notice of the transfer, the Company shall mark its books and records to reflect the ownership of the Mortgage Loans of such assignee, and the previous Purchaser shall be released from its obligations hereunder with respect to the Mortgage Loans sold or transferred.

      Section 2.07      DELIVERY OF MORTGAGE LOAN DOCUMENTS.

      The Company shall deliver and release to the Purchaser or its designee the Mortgage Loan Documents in accordance with the terms of this Agreement and the related Term Sheet. The documents enumerated as items (1), (2), (3),
(4), (5), (6), (7), (8), (9) and (16) in Exhibit A hereto shall be delivered by the Company to the Purchaser or its designee no later than three (3) Business Days prior to the related Closing Date pursuant to a bailee letter agreement. All other documents in Exhibit A hereto, together with all other documents executed in connection with the Mortgage Loan that Company may have in its possession, shall be retained by the Company in trust for the Purchaser. If the Company cannot deliver the original recorded Mortgage Loan Documents or the original policy of title insurance, including riders and endorsements thereto, on the related Closing Date, the Company shall, promptly upon receipt thereof and in any case not later than 120 days from the related Closing Date, deliver such original documents, including original recorded documents, to the Purchaser or its designee (unless the Company is delayed in making such delivery by reason of the fact that such documents shall not have been returned by the appropriate recording office). If delivery is not completed within 120 days solely due to delays in making such delivery by reason of the fact that such documents shall not have been returned by the appropriate recording office, Company shall deliver such document to Purchaser, or its designee, within such time period as specified in a Company's Officer's Certificate. In the event that documents have not been received by the date specified in the Company's Officer's Certificate, a subsequent Company's Officer's Certificate shall be delivered by such date specified in the prior Company's Officer's Certificate, stating a revised date for receipt of documentation. The procedure shall be repeated until the documents have been received and delivered. If delivery is not completed within 180 days solely due to delays in making such delivery by reason of the fact that such documents shall not have been returned by the appropriate recording office, the Company shall continue to use its best efforts to effect delivery as soon as possible thereafter, provided that if such documents are not delivered by the 270th day from the date of the related Closing Date, the Company shall repurchase the related Mortgage Loans at the Repurchase Price in accordance with Section 3.03 hereof.

      The Company shall pay all initial recording fees, if any, for the assignments of mortgage and any other fees in connection with the transfer of all original documents to the Purchaser or its designee. Company shall prepare, in recordable form, all assignments of mortgage necessary to assign the Mortgage Loans to Purchaser, or its designee. Company shall be responsible for recording the assignments of mortgage.

      Company shall provide an original or duplicate original of the title insurance policy to Purchaser or its designee within ninety (90) days of the receipt of the recorded documents (required for issuance of such policy) from the applicable recording office.

      Any review by the Purchaser, or its designee, of the Mortgage Files shall in no way alter or reduce the Company's obligations hereunder.

      If the Purchaser or its designee discovers any defect with respect to a Mortgage File, the Purchaser shall, or shall cause its designee to, give written specification of such defect to the Company which may be given in the exception report or the certification delivered pursuant to this Section 2.07, or otherwise in writing and the Company shall cure or repurchase such Mortgage Loan in accordance with Section 3.03.

      The Company shall forward to the Purchaser, or its designee, original documents evidencing an assumption, modification, consolidation or extension of any Mortgage Loan entered into in accordance with Section 4.01 or 6.01 within one week of their execution; provided, however, that the Company shall provide the Purchaser, or its designee, with a certified true copy of any such document submitted for recordation within one week of its execution, and shall provide the original of any document submitted for recordation or a copy of such document certified by the appropriate public recording office to be a true and complete copy of the original within sixty (60) days of its submission for recordation.

      From time to time the Company may have a need for Mortgage Loan Documents to be released from Purchaser, or its designee. Purchaser shall, or shall cause its designee, upon the written request of the Company, within ten (10) Business Days, deliver to the Company, any requested documentation previously delivered to Purchaser as part of the Mortgage File, provided that such documentation is promptly returned to Purchaser, or its designee, when the Company no longer requires possession of the document, and provided that during the time that any such documentation is held by the Company, such possession is in trust for the benefit of Purchaser. Company shall indemnify Purchaser, and its designee, from and against any and all losses, claims, damages, penalties, fines, forfeitures, costs and expenses (including court costs and reasonable attorney's fees) resulting from or related to the loss, damage, or misplacement of any documentation delivered to Company pursuant to this paragraph.

      Section 2.08      QUALITY CONTROL PROCEDURES.

      The  Company  must  have  an  internal   quality  control  program  that
verifies, on a regular basis, the existence and accuracy of the legal documents, credit documents, property appraisals, and underwriting decisions. The program must be capable of evaluating and monitoring the overall quality of its loan production and servicing activities. The program is to ensure that the Mortgage Loans are originated and serviced in accordance with prudent mortgage banking practices and accounting principles; guard against dishonest, fraudulent, or negligent acts; and guard against errors and omissions by officers, employees, or other authorized persons.

      Section 2.09      NEAR-TERM  PRINCIPAL  PREPAYMENTS;  NEAR TERM PAYMENT
                        DEFAULTS

      In the event any Principal Prepayment is made by a Mortgagor on or prior to sixty (60) days after the related Closing Date, the Company shall remit to the Purchaser an amount equal to the excess, if any, of the Purchase Price Percentage over par multiplied by the amount of such Principal Prepayment. Such remittance shall be made by the Company to Purchaser no later than the third Business Day following receipt of such Principal Prepayment by the Company.

      In the event any of the first two (2) scheduled Monthly Payments which are due under any Mortgage Loan after the related Cut-off Date are not made during the month in which such Monthly Payments are due, then not later than five (5) Business Days after notice to the Company by Purchaser (and at Purchaser's sole option), the Company, shall repurchase such Mortgage Loan from the Purchaser pursuant to the repurchase provisions contained in this Subsection 3.03.

                                 ARTICLE III

                      REPRESENTATIONS AND WARRANTIES OF
              THE COMPANY; REPURCHASE; REVIEW OF MORTGAGE LOANS

      Section 3.01      REPRESENTATIONS AND WARRANTIES OF THE COMPANY.

      The Company represents, warrants and covenants to the Purchaser that, as of the related Closing Date or as of such date specifically provided herein:

      (a) The Company is a corporation, duly organized, validly existing and in good standing under the laws of the State of Ohio and has all licenses necessary to carry out its business as now being conducted, and is licensed and qualified to transact business in and is in good standing under the laws of each state in which any Mortgaged Property is located or is otherwise exempt under applicable law from such licensing or qualification or is otherwise not required under applicable law to effect such licensing or qualification and no demand for such licensing or qualification has been made upon such Company by any such state, and in any event such Company is in compliance with the laws of any such state to the extent necessary to ensure the enforceability of each Mortgage Loan and the servicing of the Mortgage Loans in accordance with the terms of this Agreement;

      (b) The Company has the full power and authority and legal right to hold, transfer and convey each Mortgage Loan, to sell each Mortgage Loan and to execute, deliver and perform, and to enter into and consummate all transactions contemplated by this Agreement and the related Term Sheet and to conduct its business as presently conducted, has duly authorized the execution, delivery and performance of this Agreement and the related Term Sheet and any agreements contemplated hereby, has duly executed and delivered this Agreement and the related Term Sheet, and any agreements contemplated hereby, and this Agreement and the related Term Sheet and each Assignment to the Purchaser and any agreements contemplated hereby, constitutes a legal, valid and binding obligation of the Company, enforceable against it in accordance with its terms, and all requisite corporate action has been taken by the Company to make this Agreement and the related Term Sheet and all agreements contemplated hereby valid and binding upon the Company in accordance with their terms;

      (c) Neither the execution and delivery of this Agreement and the related Term Sheet, nor the origination or purchase of the Mortgage Loans by the Company, the sale of the Mortgage Loans to the Purchaser, the consummation of the transactions contemplated hereby, or the fulfillment of or compliance with the terms and conditions of this Agreement and the related Term Sheet will conflict with any of the terms, conditions or provisions of the Company's charter or by-laws or materially conflict with or result in a material breach of any of the terms, conditions or provisions of any legal restriction or any agreement or instrument to which the Company is now a party or by which it is bound, or constitute a default or result in an acceleration under any of the foregoing, or result in the material violation of any law, rule, regulation, order, judgment or decree to which the Company or its properties are subject, or impair the ability of the Purchaser to realize on the Mortgage Loans.

      (d) There is no litigation, suit, proceeding or investigation pending or, to the best of Company's knowledge, threatened, or any order or decree outstanding, with respect to the Company which, either in any one instance or in the aggregate, is reasonably likely to have a material adverse effect on the sale of the Mortgage Loans, the execution, delivery, performance or enforceability of this Agreement and the related Term Sheet, or which is reasonably likely to have a material adverse effect on the financial condition of the Company.

      (e) No consent, approval, authorization or order of any court or governmental agency or body is required for the execution, delivery and performance by the Company of or compliance by the Company with this Agreement or the related Term Sheet, or the sale of the Mortgage Loans and delivery of the Mortgage Files to the Purchaser or the consummation of the transactions contemplated by this Agreement or the related Term Sheet, except for consents, approvals, authorizations and orders which have been obtained;

      (f) The consummation of the transactions contemplated by this Agreement or the related Term Sheet is in the ordinary course of business of the Company and Company, and the transfer, assignment and conveyance of the Mortgage Notes and the Mortgages by the Company pursuant to this Agreement or the related Term Sheet are not subject to bulk transfer or any similar statutory provisions in effect in any applicable jurisdiction;

      (g) The origination and servicing practices used by the Company and any prior originator or servicer with respect to each Mortgage Note and Mortgage have been legal and in accordance with applicable laws and regulations and the Mortgage Loan Documents, and in all material respects proper and prudent in the mortgage origination and servicing business. Each Mortgage Loan has been serviced in all material respects with Accepted Servicing Practices. With respect to escrow deposits and payments that the Company, on behalf of an investor, is entitled to collect, all such payments are in the possession of, or under the control of, the Company, and there exist no deficiencies in connection therewith for which customary arrangements for repayment thereof have not been made. All escrow payments have been collected in full compliance with state and federal law and the provisions of the related Mortgage Note and Mortgage. As to any Mortgage Loan that is the subject of an escrow, escrow of funds is not prohibited by applicable law and has been established in an amount sufficient to pay for every escrowed item that remains unpaid and has been assessed but is not yet due and payable. No escrow deposits or other charges or payments due under the Mortgage Note have been capitalized under any Mortgage or the related Mortgage Note;

      (h) The Company used no selection procedures that identified the Mortgage Loans as being less desirable or valuable than other comparable mortgage loans in the Company's portfolio at the related Cut-off Date;

      (i) The Company will treat the sale of the Mortgage Loans to the Purchaser as a sale for reporting and accounting purposes and, to the extent appropriate, for federal income tax purposes;

      (j) Company is an approved seller/servicer of residential mortgage loans for Fannie Mae, FHLMC and HUD, with such facilities, procedures and personnel necessary for the sound servicing of such mortgage loans. The Company is duly qualified, licensed, registered and otherwise authorized under all applicable federal, state and local laws, and regulations, if applicable, meets the minimum capital requirements set forth by the OCC, and is in good standing to sell mortgage loans to and service mortgage loans for Fannie Mae and FHLMC and no event has occurred which would make Company unable to comply with eligibility requirements or which would require notification to either Fannie Mae or FHLMC;

      (k) The Company does not believe, nor does it have any cause or reason to believe, that it cannot perform each and every covenant contained in this Agreement or the related Term Sheet. The Company is solvent and the sale of the Mortgage Loans will not cause the Company to become insolvent. The sale of the Mortgage Loans is not undertaken with the intent to hinder, delay or defraud any of the Company's creditors;

      (l) No statement, tape, diskette, form, report or other document prepared by, or on behalf of, Company pursuant to this Agreement or the related Term Sheet or in connection with the transactions contemplated hereby, contains or will contain any statement that is or will be inaccurate or misleading in any material respect;

      (m) The Company acknowledges and agrees that the Servicing Fee represents reasonable compensation for performing such services and that the entire Servicing Fee shall be treated by the Company, for accounting and tax purposes, as compensation for the servicing and administration of the Mortgage Loans pursuant to this Agreement. In the opinion of Company, the consideration received by Company upon the sale of the Mortgage Loans to Purchaser under this Agreement and the related Term Sheet constitutes fair consideration for the Mortgage Loans under current market conditions.

      (n) Company has delivered to the Purchaser financial statements of its parent, for its last two complete fiscal years. All such financial information fairly presents the pertinent results of operations and financial position for the period identified and has been prepared in accordance with GAAP consistently applied throughout the periods involved, except as set forth in the notes thereto. There has been no change in the business, operations, financial condition, properties or assets of the Company since the date of the Company's financial information that would have a material adverse effect on its ability to perform its obligations under this Agreement;

      (o) The Company has not dealt with any broker, investment banker, agent or other person that may be entitled to any commission or compensation in connection with the sale of the Mortgage Loans;

      Section 3.02      REPRESENTATIONS  AND  WARRANTIES  AS  TO  INDIVIDUAL
                        MORTGAGE LOANS.

      References in this Section to percentages of Mortgage Loans refer in each case to the percentage of the aggregate Stated Principal Balance of the Mortgage Loans as of the related Cut-off Date, based on the outstanding Stated Principal Balances of the Mortgage Loans as of the related Cut-off Date, and giving effect to scheduled Monthly Payments due on or prior to the related Cut-off Date, whether or not received. References to percentages of Mortgaged Properties refer, in each case, to the percentages of expected aggregate Stated Principal Balances of the related Mortgage Loans (determined as described in the preceding sentence). The Company hereby represents and warrants to the Purchaser, as to each Mortgage Loan, as of the related Closing Date as follows:

      (a) The information set forth in the Mortgage Loan Schedule attached to the related Term Sheet is true, complete and correct in all material respects as of the related Cut-Off Date;

      (b) The Mortgage creates a valid, subsisting and enforceable first lien or a first priority ownership interest in an estate in fee simple in real property securing the related Mortgage Note subject to principles of equity, bankruptcy, insolvency and other laws of general application affecting the rights of creditors;

      (c) All payments due prior to the related Cut-off Date for such Mortgage Loan have been made as of the related Closing Date; the Mortgage Loan has not been dishonored; there are no material defaults under the terms of the Mortgage Loan; the Company has not advanced its own funds, or induced, solicited or knowingly received any advance of funds from a party other than the owner of the Mortgaged Property subject to the Mortgage, directly or indirectly, for the payment of any amount required by the Mortgage Loan. As of the related Closing Date, all of the Mortgage Loans will have an actual Interest Paid to Date of their related Cut-off Date(or later) and will be due for the scheduled monthly payment next succeeding the Cut-off Date (or later), as evidenced by a posting to Company's servicing collection system. No payment under any Mortgage Loan is delinquent as of the related Closing Date nor has any scheduled payment been delinquent at any time during the twelve (12) months prior to the month of the related Closing Date. For purposes of this paragraph, a Mortgage Loan will be deemed delinquent if any payment due thereunder was not paid by the Mortgagor in the month such payment was due;

      (d) There are no defaults by Company in complying with the terms of the Mortgage, and all taxes, governmental assessments, insurance premiums, water, sewer and municipal charges, leasehold payments or ground rents which previously became due and owing have been paid, or escrow funds have been established in an amount sufficient to pay for every such escrowed item which remains unpaid and which has been assessed but is not yet due and payable;

      (e) The terms of the Mortgage Note and the Mortgage have not been impaired, waived, altered or modified in any respect, except by written instruments which have been recorded to the extent any such recordation is required by law, or, necessary to protect the interest of the Purchaser. No instrument of waiver, alteration or modification has been executed except in connection with a modification agreement and which modification agreement is part of the Mortgage File and the terms of which are reflected in the related Mortgage Loan Schedule, and no Mortgagor has been released, in whole or in part, from the terms thereof except in connection with an assumption agreement and which assumption agreement is part of the Mortgage File and the terms of which are reflected in the related Mortgage Loan Schedule; the substance of any such waiver, alteration or modification has been approved by the issuer of any related Primary Mortgage Insurance Policy, Lender Primary Mortgage Insurance Policy and title insurance policy, to the extent required by the related policies;

      (f) The Mortgage Note and the Mortgage are not subject to any right of rescission, set-off, counterclaim or defense, including, without limitation, the defense of usury, nor will the operation of any of the terms of the Mortgage Note or the Mortgage, or the exercise of any right thereunder, render the Mortgage Note or Mortgage unenforceable, in whole or in part, or subject to any right of rescission, set-off, counterclaim or defense, including the defense of usury, and no such right of rescission, set-off, counterclaim or defense has been asserted with respect thereto; and as of the related Closing Date the Mortgagor was not a debtor in any state or federal bankruptcy or insolvency proceeding;

      (g) All buildings or other customarily insured improvements upon the Mortgaged Property are insured by an insurer acceptable under the Fannie Mae or FHLMC Guides, against loss by fire, hazards of extended coverage and such other hazards as are provided for in the Fannie Mae or FHLMC Guide, as well as all additional requirements set forth in Section 4.10 of this Agreement. All such standard hazard policies are in full force and effect and contain a standard mortgagee clause naming the Company and its successors in interest and assigns as loss payee and such clause is still in effect and all premiums due thereon have been paid. If required by the Flood Disaster Protection Act of 1973, as amended, the Mortgage Loan is covered by a flood insurance policy meeting the requirements of the current guidelines of the Federal Insurance Administration which policy conforms to Fannie Mae or FHLMC requirements, as well as all additional requirements set forth in Section 4.10 of this Agreement. Such policy was issued by an insurer acceptable under Fannie Mae or FHLMC guidelines. The Mortgage obligates the Mortgagor thereunder to maintain all such insurance at the Mortgagor's cost and expense, and on the Mortgagor's failure to do so, authorizes the holder of the Mortgage to maintain such insurance at the Mortgagor's cost and expense and to seek reimbursement therefor from the Mortgagor. Neither the Company (nor any prior originator or servicer of any of the Mortgage Loans) nor any Mortgagor has engaged in any act or omission which has impaired or would impair the coverage of any such policy, the benefits of the endorsement provided for herein, or the validity and binding effect of either;

      (h) Any and all requirements of any federal, state or local law including, without limitation, usury, truth-in-lending, real estate settlement procedures, consumer credit protection, equal credit opportunity or disclosure laws applicable to the Mortgage Loan have been complied with in all material respects; the Company maintains, and shall maintain, evidence of such compliance as required by applicable law or regulation and shall make such evidence available for inspection at the Company's office during normal business hours upon reasonable advance notice;

      (i) The Mortgage has not been satisfied, canceled or subordinated, in whole or in part, or rescinded, and the Mortgaged Property has not been released from the lien of the Mortgage, in whole or in part nor has any instrument been executed that would effect any such release, cancellation, subordination or rescission. The Company has not waived the performance by the Mortgagor of any action, if the Mortgagor's failure to perform such action would cause the Mortgage Loan to be in default, nor has the Company waived any default resulting from any action or inaction by the Mortgagor;

      (j) The Mortgage is a valid, subsisting, enforceable and perfected first lien on the Mortgaged Property, including all buildings on the Mortgaged Property and all installations and mechanical, electrical, plumbing, heating and air conditioning systems affixed to such buildings, and all additions, alterations and replacements made at any time with respect to the foregoing securing the Mortgage Note's original principal balance subject to principles of equity, bankruptcy, insolvency and other laws of general application affecting the rights of creditors. The Mortgage and the Mortgage Note do not contain any evidence of any security interest or other interest or right thereto. Such lien is free and clear of all adverse claims, liens and encumbrances having priority over the first lien of the Mortgage subject only to (1) the lien of non-delinquent current real property taxes and assessments not yet due and payable, (2) covenants, conditions and restrictions, rights of way, easements and other matters of the public record as of the date of recording which are acceptable to mortgage lending institutions generally and either (A) which are referred to in the lender's title insurance policy delivered to the originator or otherwise considered in the appraisal made for the originator of the Mortgage Loan, or (B) which do not adversely affect the residential use or Appraised Value of the Mortgaged Property as set forth in such appraisal, and (3) other matters to which like properties are commonly subject which do not individually or in the aggregate materially interfere with the benefits of the security intended to be provided by the Mortgage or the use, enjoyment, value or marketability of the related Mortgaged Property. Any security agreement, chattel mortgage or equivalent document related to and delivered in connection with the Mortgage Loan establishes and creates a valid, subsisting, enforceable and perfected first lien and first priority security interest on the property described therein, and the Company has the full right to sell and assign the same to the Purchaser;

      (k) The Mortgage Note and the related Mortgage are original and genuine and each is the legal, valid and binding obligation of the maker thereof, enforceable in all respects in accordance with its terms subject to principles of equity, bankruptcy, insolvency and other laws of general application affecting the rights of creditors, and the Company has taken all action necessary to transfer such rights of enforceability to the Purchaser. All parties to the Mortgage Note and the Mortgage had the legal capacity to enter into the Mortgage Loan and to execute and deliver the Mortgage Note and the Mortgage. The Mortgage Loan Documents are on forms acceptable to Fannie Mae and FHLMC. The Mortgage Note and the Mortgage have been duly and properly executed by such parties. No fraud, error, omission, misrepresentation, negligence or similar occurrence with respect to a Mortgage Loan has taken place on the part of Company or the Mortgagor, or on the part of any other party involved in the origination or servicing of the Mortgage Loan. The proceeds of the Mortgage Loan have been fully disbursed and there is no requirement for future advances thereunder, and any and all requirements as to completion of any on-site or off-site improvements and as to disbursements of any escrow funds therefor have been complied with. All costs, fees and expenses incurred in making or closing the Mortgage Loan and the recording of the Mortgage were paid, and the Mortgagor is not entitled to any refund of any amounts paid or due under the Mortgage Note or Mortgage;

      (l) The Company is the sole owner and holder of the Mortgage Loan and the indebtedness evidenced by the Mortgage Note. Upon the sale of the Mortgage Loan to the Purchaser, the Company will retain the Mortgage File or any part thereof with respect thereto not delivered to the Purchaser or the Purchaser's designee in trust only for the purpose of servicing and supervising the servicing of the Mortgage Loan. Immediately prior to the transfer and assignment to the Purchaser, the Mortgage Loan, including the Mortgage Note and the Mortgage, were not subject to an assignment, sale or pledge to any person other than Purchaser, and the Company had good and marketable title to and was the sole owner thereof and had full right to transfer and sell the Mortgage Loan to the Purchaser free and clear of any encumbrance, equity, lien, pledge, charge, claim or security interest and has the full right and authority subject to no interest or participation of, or agreement with, any other party, to sell and assign the Mortgage Loan pursuant to this Agreement and following the sale of the Mortgage Loan, the Purchaser will own such Mortgage Loan free and clear of any encumbrance, equity, participation interest, lien, pledge, charge, claim or security interest. The Company intends to relinquish all rights to possess, control and monitor the Mortgage Loan, except for the purposes of servicing the Mortgage Loan as set forth in this Agreement. After the related Closing Date, the Company will not have any right to modify or alter the terms of the sale of the Mortgage Loan and the Company will not have any obligation or right to repurchase the Mortgage Loan or substitute another Mortgage Loan, except as provided in this Agreement, or as otherwise agreed to by the Company and the Purchaser;

      (m) Each Mortgage Loan is covered by an ALTA lender's title insurance policy or other generally acceptable form of policy or insurance acceptable to Fannie Mae or FHLMC (including adjustable rate endorsements), issued by a title insurer acceptable to Fannie Mae or FHLMC and qualified to do business in the jurisdiction where the Mortgaged Property is located, insuring (subject to the exceptions contained in (j)(1), (2) and (3) above) the
Company, its successors and assigns, as to the first priority lien of the Mortgage in the original principal amount of the Mortgage Loan and against any loss by reason of the invalidity or unenforceability of the lien resulting from the provisions of the Mortgage providing for adjustment in the Mortgage Interest Rate and Monthly Payment. Where required by state law or regulation, the Mortgagor has been given the opportunity to choose the carrier of the required mortgage title insurance. The Company, its successors and assigns, is the sole insured of such lender's title insurance policy, such title insurance policy has been duly and validly endorsed to the Purchaser or the assignment to the Purchaser of the Company's interest therein does not require the consent of or notification to the insurer and such lender's title insurance policy is in full force and effect and will be in full force and effect upon the consummation of the transactions contemplated by this Agreement. No claims have been made under such lender's title insurance policy, and no prior holder or servicer of the related Mortgage, including the Company, nor any Mortgagor, has done, by act or omission, anything which would impair the coverage of such lender's title insurance policy;

      (n) There is no default, breach, violation or event of acceleration existing under the Mortgage or the related Mortgage Note and no event which, with the passage of time or with notice and the expiration of any grace or cure period, would constitute a default, breach, violation or event permitting acceleration; and neither the Company, nor any prior mortgagee has waived any default, breach, violation or event permitting acceleration;

      (o) There are no mechanics' or similar liens or claims which have been filed for work, labor or material (and no rights are outstanding that under law could give rise to such liens) affecting the related Mortgaged
Property which are or may be liens prior to or equal to the lien of the related Mortgage;

      (p) All improvements subject to the Mortgage which were considered in determining the appraised value of the Mortgaged Property lie wholly within the boundaries and building restriction lines of the Mortgaged Property (and wholly within the project with respect to a condominium unit) and no improvements on adjoining properties encroach upon the Mortgaged Property except those which are insured against by the title insurance policy referred to in clause (m) above and all improvements on the property comply with all applicable zoning and subdivision laws and ordinances;

      (q) Each Mortgage Loan was originated by or for the Company pursuant to, and conforms with, the Company's underwriting guidelines attached as Exhibit H hereto. The Mortgage Loan bears interest at an adjustable rate (if applicable) as set forth in the related Mortgage Loan Schedule, and Monthly Payments under the Mortgage Note are due and payable on the first day of each month. The Mortgage contains the usual and enforceable provisions of the Company at the time of origination for the acceleration of the payment of the unpaid principal amount of the Mortgage Loan if the related Mortgaged Property is sold without the prior consent of the mortgagee thereunder;

      (r) The Mortgaged Property is not subject to any material damage. At origination of the Mortgage Loan there was not, since origination of the Mortgage Loan there has not been, and there currently is no proceeding pending for the total or partial condemnation of the Mortgaged Property. The Company has not received notification that any such proceedings are scheduled to commence at a future date;

      (s) The related Mortgage contains customary and enforceable provisions such as to render the rights and remedies of the holder thereof adequate for the realization against the Mortgaged Property of the benefits of the security provided thereby, including, (1) in the case of a Mortgage designated as a deed of trust, by trustee's sale, and (2) otherwise by judicial foreclosure. There is no homestead or other exemption available to the Mortgagor which would interfere with the right to sell the Mortgaged Property at a trustee's sale or the right to foreclose the Mortgage;

      (t) If the Mortgage constitutes a deed of trust, a trustee, authorized and duly qualified if required under applicable law to act as such, has been properly designated and currently so serves and is named in the Mortgage, and no fees or expenses, except as may be required by local law, are or will become payable by the Purchaser to the trustee under the deed of trust, except in connection with a trustee's sale or attempted sale after default by the Mortgagor;

      (u) The Mortgage File contains an appraisal of the related Mortgaged Property signed prior to the final approval of the mortgage loan application by a Qualified Appraiser, approved by the Company, who had no interest, direct or indirect, in the Mortgaged Property or in any loan made on the security thereof, and whose compensation is not affected by the approval or disapproval of the Mortgage Loan, and the appraisal and appraiser both satisfy the requirements of Fannie Mae or FHLMC and Title XI of the Federal Institutions Reform, Recovery, and Enforcement Act of 1989 and the regulations promulgated thereunder, all as in effect on the date the Mortgage Loan was originated. The appraisal is in a form acceptable to Fannie Mae or FHLMC;

      (v) All parties which have had any interest in the Mortgage, whether as mortgagee, assignee, pledgee or otherwise, are (or, during the period in which they held and disposed of such interest, were) (A) in compliance with any and all applicable licensing requirements of the laws of the state wherein the Mortgaged Property is located, and (B) (1) organized under the laws of such state, or (2) qualified to do business in such state, or (3) federal savings and loan associations or national banks or a Federal Home Loan Bank or savings bank having principal offices in such state, or (4) not doing business in such state;

      (w) The related Mortgage Note is not and has not been secured by any collateral except the lien of the corresponding Mortgage and the security interest of any applicable security agreement or chattel mortgage referred to above and such collateral does not serve as security for any other obligation;

      (x) The Mortgagor has received and has executed, where applicable, all disclosure materials required by applicable law with respect to the making of such mortgage loans;

      (y) The Mortgage Loan does not contain balloon or "graduated payment" features; No Mortgage Loan is subject to a buydown agreement or contains any buydown provision;

      (z) The Mortgagor is not in bankruptcy and, the Mortgagor is not insolvent and the Company has no knowledge of any circumstances or conditions with respect to the Mortgage, the Mortgaged Property, the Mortgagor or the Mortgagor's credit standing that could reasonably be expected to cause investors to regard the Mortgage Loan as an unacceptable investment, cause the Mortgage Loan to become delinquent, or materially adversely affect the value or marketability of the Mortgage Loan;

      (aa) Each Mortgage Loan bears interest based upon a thirty (30) day month and a three hundred and sixty (360) day year. The Mortgage Loans have an original term to maturity of not more than thirty (30) years, with interest payable in arrears on the first day of each month. As to each adjustable rate Mortgage Loan, on each applicable Adjustment Date, the Mortgage Interest Rate will be adjusted to equal the sum of the Index, plus the applicable Margin; provided, that the Mortgage Interest Rate, on each applicable Adjustment Date, will not increase by more than the Initial Rate Cap or Periodic Rate Cap, as applicable. Over the term of each adjustable rate Mortgage Loan, the Mortgage Interest Rate will not exceed such Mortgage Loan's Lifetime Rate Cap. None of the Mortgage Loans are "interest-only" Mortgage Loans or "negative amortization" Mortgage Loans. With the respect to each adjustable rate Mortgage Loan, each Mortgage Note requires a monthly payment which is sufficient (a) during the period prior to the first adjustment to the Mortgage Interest Rate, to fully amortize the original principal balance over the original term thereof and to pay interest at the related Mortgage Interest Rate, and (b) during the period following each Adjustment Date, to fully amortize the outstanding principal balance as of the first day of such period over the then remaining term of such Mortgage Note and to pay interest at the related Mortgage Interest Rate. With the respect to each adjustable rate Mortgage Loan, the Mortgage Note provides that when the Mortgage Interest Rate changes on an Adjustment Date, the then outstanding principal balance will be reamortized over the remaining life of the Mortgage Loan. No Mortgage Loan contains terms or provisions which would result in negative amortization. None of the Mortgage Loans contain a conversion feature which would cause the Mortgage Loan interest rate to convert to a fixed interest rate. None of the Mortgage Loans are considered agricultural loans;

      (bb)  (INTENTIONALLY LEFT BLANK)

      (cc)  (INTENTIONALLY LEFT BLANK)

      (dd)  (INTENTIONALLY LEFT BLANK)

      (ee)  (INTENTIONALLY LEFT BLANK)

      (ff)  (INTENTIONALLY LEFT BLANK)

      (gg)  (INTENTIONALLY LEFT BLANK)

      (hh) Unless set forth in the related Term Sheet, in the event the Mortgage Loan had an LTV at origination greater than 80.00%, either (i) the excess of the principal balance of the Mortgage Loan over 75.0% of the Appraised Value of the Mortgaged Property with respect to a Refinanced Mortgage Loan, or the lesser of the Appraised Value or the purchase price of the Mortgaged Property with respect to a purchase money Mortgage Loan was insured as to payment defaults by a Primary Mortgage Insurance Policy issued by a Qualified Insurer or (ii) the Mortgage Loan was insured as to payment defaults by a Lender Primary Mortgage Insurance Policy issued by a Qualified Insurer. No Mortgage Loan has an LTV over 95%. All provisions of such
Primary Mortgage Insurance Policy or Lender Primary Mortgage Insurance Policy, as applicable, have been and are being complied with, such policy is in full force and effect, and all premiums due thereunder have been paid. No Mortgage Loan requires payment of such premiums, in whole or in part, by the Purchaser. No action, inaction, or event has occurred and no state of facts exists that has, or will result in the exclusion from, denial of, or defense to coverage. Any Mortgage Loan subject to a Primary Mortgage Insurance Policy obligates the Mortgagor thereunder to maintain the Primary Mortgage Insurance Policy, subject to state and federal law, and to pay all premiums and charges in connection therewith. Any Mortgage Loan subject to a Lender Primary Mortgage Insurance Policy obligates the Company to maintain the Lender Primary Mortgage Insurance Policy and to pay all premiums and charges in connection therewith. No action has been taken or failed to be taken, on or prior to the Closing Date which has resulted or will result in an exclusion from, denial of, or defense to coverage under any Primary Mortgage Insurance Policy or Lender Primary Mortgage Insurance Policy (including, without limitation, any exclusions, denials or defenses which would limit or reduce the availability of the timely payment of the full amount of the loss otherwise due thereunder to the insured) whether arising out of actions, representations, errors, omissions, negligence, or fraud of the Company or the Mortgagor, or for any other reason under such coverage; With respect to any Primary Mortgage Insurance Policy, the mortgage interest rate for the Mortgage Loan as set forth on the related Mortgage Loan Schedule is net of any such insurance premium;

      (ii) The Assignment is in recordable form and is acceptable for recording under the laws of the jurisdiction in which the Mortgaged Property is located;

      (jj) Unless otherwise specified in the related Term Sheet, none of the Mortgage Loans are secured by an interest in a leasehold estate. The Mortgaged Property is located in the state identified in the related Mortgage Loan Schedule and consists of a single parcel of real property with a detached single family residence erected thereon, or a townhouse, or a two-to four-family dwelling, or an individual condominium unit in a condominium project, or an individual unit in a planned unit development or a de minimis planned unit development, provided, however, that no residence or dwelling is a single parcel of real property with a manufactured home not affixed to a permanent foundation, or a mobile home. Any condominium unit or planned unit development conforms with the Company's underwriting guidelines. As of the date of origination, no portion of any Mortgaged Property is used for commercial purposes, and since the Origination Date, no portion of any Mortgaged Property has been, or currently is, used for commercial purposes;

      (kk) Payments on the Mortgage Loan commenced no more than sixty (60) days after the funds were disbursed in connection with the Mortgage Loan. The Mortgage Note is payable on the first day of each month in monthly installments of principal and interest, which installments are subject to change due to the adjustments to the Mortgage Interest Rate on each Adjustment Date, with interest calculated and payable in arrears. Each of the Mortgage Loans will amortize fully by the stated maturity date, over an original term of not more than thirty years from commencement of amortization;

      (ll) As of the Closing Date of the Mortgage Loan, the Mortgage Property was lawfully occupied under applicable law, and all inspections, licenses and certificates required to be made or issued with respect to all occupied portions of the Mortgaged Property and, with respect to the use and occupancy of the same, including but not limited to certificates of occupancy and fire underwriting certificates, have been made or obtained from the appropriate authorities;

      (mm) There is no pending action or proceeding directly involving the Mortgaged Property in which compliance with any environmental law, rule or regulation is an issue; there is no violation of any environmental law, rule or regulation with respect to the Mortgaged Property; and the Company has not received any notice of any environmental hazard on the Mortgaged Property and nothing further remains to be done to satisfy in full all requirements of each such law, rule or regulation constituting a prerequisite to use and enjoyment of said property;

      (nn) The Mortgagor has not notified the Company, and the Company has no knowledge of any relief requested or allowed to the Mortgagor under the Soldiers' and Sailors' Civil Relief Act of 1940;

      (oo) No Mortgage Loan is a construction or rehabilitation Mortgage Loan or was made to facilitate the trade-in or exchange of a Mortgaged Property;

      (pp)  The Mortgagor for each Mortgage Loan is a natural person;

      (qq)  None of the Mortgage Loans are Co-op Loans;

      (rr) With respect to each Mortgage Loan that has a prepayment penalty feature, each such prepayment penalty is enforceable and will be enforced by the Company and each prepayment penalty is permitted pursuant to federal, state and local law. No Mortgage Loan will impose a prepayment penalty for a term in excess of five years from the date such Mortgage Loan was originated. Except as otherwise set forth on the Mortgage Loan Schedule, with respect to each Mortgage Loan that contains a prepayment penalty, such prepayment penalty is at least equal to the lesser of (A) the maximum amount permitted under applicable law and (B) six months interest at the related Mortgage
Interest Rate on the amount prepaid in excess of 20% of the original principal balance of such Mortgage Loan;

      (ss) With respect to each Mortgage Loan either (i) the fair market value of the Mortgaged Property securing such Mortgage Loan was at least equal to 80 percent of the original principal balance of such Mortgage Loan at the time such Mortgage Loan was originated or (ii) (a) the Mortgage Loan is only secured by the Mortgage Property and (b) substantially all of the proceeds of such Mortgage Loan were used to acquire or to improve or protect the Mortgage Property. For the purposes of the preceding sentence, if the Mortgage Loan has been significantly modified other than as a result of a default or a reasonable foreseeable default, the modified Mortgage Loan will be viewed as having been originated on the date of the modification;

      (tt) The Mortgage Loan was originated by a mortgagee approved by the Secretary of Housing and Urban Development pursuant to sections 203 and 211 of the National Housing Act, a savings and loan association, a savings bank, a commercial bank, credit union, insurance company or similar institution which is supervised and examined by a federal or state authority;

      (uu) None of the Mortgage Loans are simple interest Mortgage Loans and none of the Mortgaged Properties are timeshares;

      (vv) All of the terms of the Mortgage pertaining to interest rate adjustments, payment adjustments and adjustments of the outstanding principal balance are enforceable, all such adjustments have been properly made, including the mailing of required notices, and such adjustments do not and will not affect the priority of the Mortgage lien. With respect to each Mortgage Loan which has passed its initial Adjustment Date, Company has performed an audit of the Mortgage Loan to determine whether all interest rate adjustments have been made in accordance with the terms of the Mortgage Note and Mortgage; and

      (ww) Each Mortgage Note, each Mortgage, each Assignment and any other documents required pursuant to this Agreement to be delivered to the Purchaser or its designee, or its assignee for each Mortgage Loan, have been, on or before the related Closing Date, delivered to the Purchaser or its designee, or its assignee.

      Section 3.03      REPURCHASE; SUBSTITUTION.

      It is understood and agreed that the representations and warranties set forth in Sections 3.01 and 3.02 shall survive the sale of the Mortgage Loans and delivery of the Mortgage Loan Documents to the Purchaser, or its designee, and shall inure to the benefit of the Purchaser, notwithstanding any restrictive or qualified endorsement on any Mortgage Note or Assignment or the examination, or lack of examination, of any Mortgage File. Upon discovery by either the Company or the Purchaser of a breach of any of the foregoing representations and warranties which materially and adversely affects the value of the Mortgage Loans or the interest of the Purchaser in any Mortgage Loan, the party discovering such breach shall give prompt written notice to the other. The Company shall have a period of sixty (60) days from the earlier of its discovery or its receipt of notice of any such breach within which to correct or cure such breach. The Company hereby covenants and agrees that if any such breach is not corrected or cured within such sixty day period, the Company shall, at the Purchaser's option and not later than ninety (90) days of its discovery or its receipt of notice of such breach, repurchase such Mortgage Loan at the Repurchase Price or, with the Purchaser's prior consent and at Purchaser's sole option, substitute a Mortgage Loan as provided below. In the event that any such breach shall involve any representation or warranty set forth in Section 3.01, and such breach is not cured within sixty (60) days of the earlier of either discovery by or notice to the Company of such breach, all Mortgage Loans shall, at the option of the Purchaser, be repurchased by the Company at the Repurchase Price. Any such repurchase shall be accomplished by wire transfer of immediately available funds to Purchaser in the amount of the Repurchase Price.

      If the Company is required to repurchase any Mortgage Loan pursuant to this Section 3.03, the Company may, with the Purchaser's prior consent and at Purchaser's sole option, within ninety (90) days from the related Closing Date, remove such defective Mortgage Loan from the terms of this Agreement and substitute another mortgage loan for such defective Mortgage Loan, in lieu of repurchasing such defective Mortgage Loan. Any substitute Mortgage Loan is subject to Purchaser acceptability. Any substituted Loans will comply with the representations and warranties set forth in this Agreement as of the substitution date

      The Company shall amend the related Mortgage Loan Schedule to reflect the withdrawal of the removed Mortgage Loan from this Agreement and the substitution of such substitute Mortgage Loan therefor. Upon such amendment, the Purchaser shall review the Mortgage File delivered to it relating to the substitute Mortgage Loan. In the event of such a substitution, accrued interest on the substitute Mortgage Loan for the month in which the substitution occurs and any Principal Prepayments made thereon during such month shall be the property of the Purchaser and accrued interest for such month on the Mortgage Loan for which the substitution is made and any Principal Prepayments made thereon during such month shall be the property of the Company. The principal payment on a substitute Mortgage Loan due on the Due Date in the month of substitution shall be the property of the Company and the principal payment on the Mortgage Loan for which the substitution is made due on such date shall be the property of the Purchaser.

      It is understood and agreed that the obligation of the Company set forth in this Section 3.03 to cure, repurchase or substitute for a defective Mortgage Loan, and to indemnify Purchaser pursuant to Section 8.01, constitute the sole remedies of the Purchaser respecting a breach of the foregoing representations and warranties. If the Company fails to repurchase or substitute for a defective Mortgage Loan in accordance with this Section 3.03, or fails to cure a defective Mortgage Loan to Purchaser's reasonable satisfaction in accordance with this Section 3.03, or to indemnify Purchaser pursuant to Section 8.01, that failure shall be an Event of Default and the Purchaser shall be entitled to pursue all remedies available in this Agreement as a result thereof. No provision of this paragraph shall affect the rights of the Purchaser to terminate this Agreement for cause, as set forth in Sections 10.01 and 11.01.

      Any cause of action against the Company relating to or arising out of the breach of any representations and warranties made in Sections 3.01 and
3.02 shall accrue as to any Mortgage Loan upon (i) the earlier of discovery of such breach by the Company or notice thereof by the Purchaser to the Company, (ii) failure by the Company to cure such breach or repurchase such Mortgage Loan as specified above, and (iii) demand upon the Company by the Purchaser for compliance with this Agreement.

      In the event that any Mortgage Loan is held by a REMIC, notwithstanding any contrary provision of this Agreement, with respect to any Mortgage Loan that is not in default or as to which no default is imminent, no substitution pursuant to Subsection 3.03 shall be made after the applicable REMIC's "start up day" (as defined in Section 860G(a) (9) of the Code), unless the Company has obtained an Opinion of Counsel to the effect that such substitution will not (i) result in the imposition of taxes on "prohibited transactions" of such REMIC (as defined in Section 860F of the Code) or otherwise subject the REMIC to tax, or (ii) cause the REMIC to fail to qualify as a REMIC at any time.

      Section 3.04      REPRESENTATIONS AND WARRANTIES OF THE PURCHASER.

      The Purchaser represents, warrants and convenants to the Company that, as of the related Closing Date or as of such date specifically provided herein:

(a) The Purchaser is a corporation, dully organized validly existing and in good standing under the laws of the State of Delaware and is qualified to transact business in, is in good standing under the laws of, and possesses all licenses necessary for the conduct of its business in, each state in which any Mortgaged Property is located or is otherwise except or not required under applicable law to effect such qualification or license;

(b) The Purchaser has full power and authority to hold each Mortgage Loan, to purchase each Mortgage Loan pursuant to this Agreement and the related Term Sheet and to execute, deliver and perform, and to enter into and consummate all transactions contemplated by this Agreement and the related Term Sheet and to conduct its business as presently conducted, has duly authorized the execution, delivery and performance of this Agreement and the related Term Sheet, has duly executed and delivered this Agreement and the related Term Sheet;

      (c) None of the execution and delivery of this Agreement and the related Term Sheet, the purchase of the Mortgage Loans, the consummation of the transactions contemplated hereby, or the fulfillment of or compliance with the terms and conditions of this Agreement and the related Term Sheet will conflict with any of the terms, conditions or provisions of the Purchaser's charter or by-laws or materially conflict with or result in a material breach of any of the terms, conditions or provisions of any legal restriction or any agreement or instrument to which the Purchaser is now a party or by which it is bound, or constitute a default or result in an acceleration under any of the foregoing, or result in the material violation of any law, rule, regulation, order, judgment or decree to which the Purchaser or its property is subject;

      (d) There is no litigation pending or to the best of the Purchaser's knowledge, threatened with respect to the Purchaser which is reasonably likely to have a material adverse effect on the purchase of the related Mortgage Loans, the execution, delivery or enforceability of this Agreement and the related Term Sheet, or which is reasonably likely to have a material adverse effect on the financial condition of the Purchaser;

      (e) No consent, approval, authorization or order of any court or governmental agency or body is required for the execution, delivery and performance by the Purchaser of or compliance by the Purchaser with this Agreement and the related Term Sheet, the purchase of the Mortgage Loans or the consummation of the transactions contemplated by this Agreement and the related Term Sheet except for consents, approvals, authorizations and orders which have been obtained;

      (f)   The  consummation  of  the   transactions   contemplated  by  this
Agreement and the related Term Sheet is in the ordinary course of business of the Purchaser;

      (h) The Purchaser will treat the purchase of the Mortgage Loans from the Company as a purchase for reporting, tax and accounting purposes; and

      (i) The Purchaser does not believe, nor does it have any cause or reason to believe, that it cannot perform each and every of its covenants contained in this Agreement and the related Term Sheet.

      The Purchaser shall indemnify the Company and hold it harmless against any claims, proceedings, losses, damages, penalties, fines, forfeitures, reasonable and necessary legal fees and related costs, judgments, and other costs and expenses resulting from a breach by the Purchaser of the representations and warranties contained in this Section 3.04. It is understood and agreed that the obligations of the Purchaser set forth in this
Section 3.04 to indemnify the Seller as provided herein constitute the sole remedies of the Seller respecting a breach of the foregoing representations and warranties.

                                  ARTICLE IV

                ADMINISTRATION AND SERVICING OF MORTGAGE LOANS

      Section 4.01      COMPANY TO ACT AS SERVICER.

      The Company, as independent contract servicer, shall service and administer the Mortgage Loans in accordance with this Agreement and the related Term Sheet and with Accepted Servicing Practices, and shall have full power and authority, acting alone, to do or cause to be done any and all things in connection with such servicing and administration which the Company may deem necessary or desirable and consistent with the terms of this Agreement and the related Term Sheet and with Accepted Servicing Practices and exercise the same care that it customarily employs for its own account. Except as set forth in this Agreement and the related Term Sheet, the Company shall service the Mortgage Loans in strict compliance with the servicing provisions of the Fannie Mae Guides (special servicing option), which include, but are not limited to, provisions regarding the liquidation of
Mortgage Loans, the collection of Mortgage Loan payments, the payment of taxes, insurance and other charges, the maintenance of hazard insurance with a Qualified Insurer, the maintenance of mortgage impairment insurance, the maintenance of fidelity bond and errors and omissions insurance, inspections, the restoration of Mortgaged Property, the maintenance of Primary Mortgage Insurance Policies and Lender Primary Mortgage Insurance Policies, insurance claims, the title, management and disposition of REO Property, permitted withdrawals with respect to REO Property, liquidation reports, and reports of foreclosures and abandonments of Mortgaged Property, the transfer of Mortgaged Property, the release of Mortgage Files, annual statements, and examination of records and facilities. In the event of any conflict, inconsistency or discrepancy between any of the servicing provisions of this Agreement and the related Term Sheet and any of the servicing provisions of the Fannie Mae Guides, the provisions of this Agreement and the related Term Sheet shall control and be binding upon the Purchaser and the Company.

      Consistent with the terms of this Agreement and the related Term Sheet, the Company may waive, modify or vary any term of any Mortgage Loan or consent to the postponement of any such term or in any manner grant indulgence to any Mortgagor if in the Company's reasonable and prudent determination such waiver, modification, postponement or indulgence is not materially adverse to the Purchaser, provided, however, that unless the Company has obtained the prior written consent of the Purchaser, the Company shall not permit any modification with respect to any Mortgage Loan that would change the Mortgage Interest Rate, defer for more than ninety days or forgive any payment of principal or interest, reduce or increase the outstanding principal balance (except for actual payments of principal) or change the final maturity date on such Mortgage Loan. In the event of any such modification which has been agreed to in writing by the Purchaser and which permits the deferral of interest or principal payments on any Mortgage Loan, the Company shall, on the Business Day immediately preceding the Remittance Date in any month in which any such principal or interest payment has been deferred, deposit in the Custodial Account from its own funds, in accordance with Section 4.04, the difference between (a) such month's principal and one month's interest at the Mortgage Loan Remittance Rate on the unpaid principal balance of such Mortgage Loan and (b) the amount paid by the Mortgagor. The Company shall be entitled to reimbursement for such advances to the same extent as for all other advances pursuant to Section
4.05. Without limiting the generality of the foregoing, the Company shall continue, and is hereby authorized and empowered, to prepare, execute and deliver, all instruments of satisfaction or cancellation, or of partial or full release, discharge and all other comparable instruments, with respect to the Mortgage Loans and with respect to the Mortgaged Properties. Notwithstanding anything herein to the contrary, the Company may not enter into a forbearance agreement or similar arrangement with respect to any Mortgage Loan which runs more than 180 days after the first delinquent Due Date. Any such agreement shall be approved by Purchaser and, if required, by the Primary Mortgage Insurance Policy insurer and Lender Primary Mortgage Insurance Policy insurer, if required.

      Notwithstanding anything in this Agreement to the contrary, if any Mortgage Loan becomes subject to a Pass-Through Transfer, the Company (a) with respect to such Mortgage Loan, shall not permit any modification with respect to such Mortgage Loan that would change the Mortgage Interest Rate and (b) shall not (unless the Mortgagor is in default with respect to such Mortgage Loan or such default is, in the judgment of the Company, reasonably foreseeable) make or permit any modification, waiver or amendment of any term of such Mortgage Loan that would both (i) effect an exchange or reissuance of such Mortgage Loan under Section 1001 of the Code (or Treasury regulations promulgated thereunder) and (ii) cause any REMIC to fail to qualify as a REMIC under the Code or the imposition of any tax on "prohibited transactions" or "contriburions" after the startup date under the REMIC Provisions.

      Prior to taking any action with respect to the Mortgage Loans subject to a Pass-Through Transfer, which is not contemplated under the terms of this Agreement, the Company will obtain an Opinion of Counsel acceptable to the trustee in such Pass-Through Transfer with respect to whether such action could result in the imposition of a tax upon any REMIC (including but not limited to the tax on prohibited transactions as defined in Section 860F(a)(2) of the Code and the tax on contributions to a REMIC set forth in
Section 860G(d) of the Code)(either such event, an "Adverse REMIC Event"), and the Company shall not take any such actions as to which it has been advised that an Adverse REMIC Event could occur.

      The Company shall not permit the creation of any "interests" (within the meaning of Section 860G of the Code) in any REMIC. The Company shall not enter into any arrangement by which a REMIC will receive a fee or other compensation for services nor permit a REMIC to receive any income from assets other than "qualified mortgages" as defined in Section 860G(a)(3) of the Code or "permitted investments" as defined in Section 860G(a)(5) of the Code.

      In servicing and administering the Mortgage Loans, the Company shall employ Accepted Servicing Practices, giving due consideration to the Purchaser's reliance on the Company. Unless a different time period is stated in this Agreement or the related Term Sheet, Purchaser shall be deemed to have given consent in connection with a particular matter if Purchaser does not affirmatively grant or deny consent within five (5) Business Days from the date Purchaser receives a second written request for consent for such matter from Company as servicer.

      The Mortgage Loans may be subserviced by a Subservicer on behalf of the Company provided that the Subservicer is an entity that engages in the business of servicing loans, and in either case shall be authorized to transact business, and licensed to service mortgage loans, in the state or states where the related Mortgaged Properties it is to service are situated, if and to the extent required by applicable law to enable the Subservicer to perform its obligations hereunder and under the Subservicing Agreement, and in either case shall be a FHLMC or Fannie Mae approved mortgage servicer in good standing, and no event has occurred, including but not limited to a change in insurance coverage, which would make it unable to comply with the eligibility requirements for lenders imposed by Fannie Mae or for seller/servicers imposed by Fannie Mae or FHLMC, or which would require notification to Fannie Mae or FHLMC. In addition, each Subservicer will obtain and preserve its qualifications to do business as a foreign corporation and its licenses to service mortgage loans, in each jurisdiction in which such qualifications and/or licenses are or shall be necessary to protect the validity and enforceability of this Agreement, or any of the Mortgage Loans and to perform or cause to be performed its duties under the related Subservicing Agreement. The Company may perform any of its servicing responsibilities hereunder or may cause the Subservicer to perform any such servicing responsibilities on its behalf, but the use by the Company of the Subservicer shall not release the Company from any of its obligations hereunder and the Company shall remain responsible hereunder for all acts and omissions of the Subservicer as fully as if such acts and omissions were those of the Company. The Company shall pay all fees and expenses of the Subservicer from its own funds, and the Subservicer's fee shall not exceed the Servicing Fee. Company shall notify Purchaser promptly in writing upon the appointment of any Subservicer.

      At the cost and expense of the Company, without any right of reimbursement from the Custodial Account, the Company shall be entitled to terminate the rights and responsibilities of the Subservicer and arrange for any servicing responsibilities to be performed by a successor subservicer meeting the requirements in the preceding paragraph, provided, however, that nothing contained herein shall be deemed to prevent or prohibit the Company, at the Company's option, from electing to service the related Mortgage Loans itself. In the event that the Company's responsibilities and duties under this Agreement are terminated pursuant to Section 4.13, 8.04, 9.01 or 10.01 and if requested to do so by the Purchaser, the Company shall at its own cost and expense terminate the rights and responsibilities of the Subservicer effective as of the date of termination of the Company. The Company shall pay all fees, expenses or penalties necessary in order to terminate the rights and responsibilities of the Subservicer from the Company's own funds without reimbursement from the Purchaser.

      Notwithstanding any of the provisions of this Agreement relating to agreements or arrangements between the Company and the Subservicer or any reference herein to actions taken through the Subservicer or otherwise, the Company shall not be relieved of its obligations to the Purchaser and shall be obligated to the same extent and under the same terms and conditions as if it alone were servicing and administering the Mortgage Loans. The Company shall be entitled to enter into an agreement with the Subservicer for indemnification of the Company by the Subservicer and nothing contained in this Agreement shall be deemed to limit or modify such indemnification. The Company will indemnify and hold Purchaser harmless from any loss, liability or expense arising out of its use of a Subservicer to perform any of its servicing duties, responsibilities and obligations hereunder.

      Any Subservicing Agreement and any other transactions or services relating to the Mortgage Loans involving the Subservicer shall be deemed to be between the Subservicer and Company alone, and the Purchaser shall have no obligations, duties or liabilities with respect to the Subservicer including no obligation, duty or liability of Purchaser to pay the Subservicer's fees and expenses. For purposes of distributions and advances by the Company pursuant to this Agreement, the Company shall be deemed to have received a payment on a Mortgage Loan when the Subservicer has received such payment.

      Section 4.02      COLLECTION OF MORTGAGE LOAN PAYMENTS.

      Continuously from the date hereof until the date each Mortgage Loan ceases to be subject to this Agreement, the Company will proceed diligently to collect all payments due under each Mortgage Loan when the same shall become due and payable and shall, to the extent such procedures shall be consistent with this Agreement, Accepted Servicing Practices, and the terms and provisions of any related Primary Mortgage Insurance Policy and Lender Primary Mortgage Insurance Policy, follow such collection procedures as it follows with respect to mortgage loans comparable to the Mortgage Loans and held for its own account. Further, the Company will take special care in ascertaining and estimating annual escrow payments, and all other charges that, as provided in the Mortgage, will become due and payable, so that the installments payable by the Mortgagors will be sufficient to pay such charges as and when they become due and payable.

      In no event will the Company waive its right to any prepayment penalty or premium without the prior written consent of Purchaser and Company will use diligent efforts to collect same when due except as otherwise provided in the prepayment penalty rider to the Mortgage.

      Section 4.03      REALIZATION UPON DEFAULTED MORTGAGE

      The Company shall use its best efforts, consistent with the procedures that the Company would use in servicing loans for its own account, consistent with Accepted Servicing Practices, any Primary Mortgage Insurance Policies and Lender Primary Mortgage Insurance Policies and the best interest of Purchaser, to foreclose upon or otherwise comparably convert the ownership of properties securing such of the Mortgage Loans as come into and continue in default and as to which no satisfactory arrangements can be made for collection of delinquent payments pursuant to Section 4.01. Foreclosure or comparable proceedings shall be initiated or a notice of default sent within ninety (90) days of default for Mortgaged Properties for which no satisfactory arrangements can be made for collection of delinquent payments, subject to state and federal law and regulation. The Company shall use its best efforts to realize upon defaulted Mortgage Loans in such manner as will maximize the receipt of principal and interest by the Purchaser, taking into account, among other things, the timing of foreclosure proceedings. The foregoing is subject to the provisions that, in any case in which a Mortgaged Property shall have suffered damage, the Company shall not be required to expend its own funds toward the restoration of such property unless it shall determine in its discretion (i) that such restoration will increase the proceeds of liquidation of the related Mortgage Loan to the Purchaser after reimbursement to itself for such expenses, and (ii) that such expenses will be recoverable by the Company through Insurance Proceeds or Liquidation Proceeds from the related Mortgaged Property, as contemplated in Section
4.05.  Company  shall  obtain  prior  approval  of  Purchaser  as to repair or restoration expenses in excess of ten thousand dollars ($10,000). The Company shall notify the Purchaser in writing of the commencement of foreclosure proceedings. The Company shall be responsible for all costs and expenses incurred by it in any such proceedings or functions; provided, however, that it shall be entitled to reimbursement thereof from the related property, as contemplated in Section 4.05. Notwithstanding anything to the contrary contained herein, in connection with a foreclosure or acceptance of a deed in lieu of foreclosure, in the event the Company has reasonable cause to believe that a Mortgaged Property is contaminated by hazardous or toxic substances or wastes, or if the Purchaser otherwise requests an environmental inspection or review of such Mortgaged Property, such an inspection or review is to be conducted by a qualified inspector at the Purchaser's expense. Upon completion of the inspection, the Company shall promptly provide the Purchaser with a written report of the environmental inspection. After reviewing the environmental inspection report, the Purchaser shall determine how the Company shall proceed with respect to the Mortgaged Property.

      Notwithstanding anything to the contrary contained herein, the Purchaser may, at the Purchaser's sole option, terminate the Company as servicer of any Mortgage Loan which becomes ninety (90) days or greater delinquent in payment of a scheduled Monthly Payment, without payment of any termination fee with respect thereto, provided that the Company shall on the date said termination takes effect be reimbursed for any unreimbursed advances of the Company's funds made pursuant to Section 5.03 and any unreimbursed Servicing Advances and Servicing Fees in each case relating to the Mortgage Loan underlying such delinquent Mortgage Loan notwithstanding anything to the contrary set forth in Section 4.05. In the event of any such termination, the provisions of Section 11.01 hereof shall apply to said termination and the transfer of servicing responsibilities with respect to such delinquent Mortgage Loan to the Purchaser or its designee.

      In the event that a Mortgage Loan becomes part of a REMIC, and becomes REO Property, such property shall be disposed of by the Company, with the consent of Purchaser as required pursuant to this Agreement, before the close of the third taxable year following the taxable year in which the Mortgage Loan became an REO Property, unless the Company provides to the trustee under such REMIC an opinion of counsel to the effect that the holding of such REO Property subsequent to the close of the third taxable year following the taxable year in which the Mortgage Loan became an REO Property, will not result in the imposition of taxes on "prohibited transactions" as defined in
Section 860F of the Code, or cause the transaction to fail to qualify as a REMIC at any time that certificates are outstanding. Company shall manage, conserve, protect and operate each such REO Property for the certificateholders solely for the purpose of its prompt disposition and sale in a manner which does not cause such property to fail to qualify as "foreclosure property" within the meaning of Section 860F(a)(2)(E) of the Code, or any "net income from foreclosure property" which is subject to taxation under the REMIC provisions of the Code. Pursuant to its efforts to sell such property, the Company shall either itself or through an agent selected by Company, protect and conserve such property in the same manner and to such an extent as is customary in the locality where such property is located.

      Section 4.04 ESTABLISHMENT OF CUSTODIAL ACCOUNTS; DEPOSITS IN CUSTODIAL ACCOUNTS.

      The Company shall segregate and hold all funds collected and received pursuant to each Mortgage Loan separate and apart from any of its own funds and general assets and shall establish and maintain one or more Custodial Accounts. The Custodial Account shall be an Eligible Account. Funds deposited in the Custodial Account, which shall be deposited within 24 hours of receipt, shall at all times be insured by the FDIC up to the FDIC insurance limits, or must be invested in Permitted Investments for the benefit of the Purchaser. Funds deposited in the Custodial Account may be drawn on by the Company in accordance with Section 4.05. The creation of any Custodial Account shall be evidenced by a letter agreement in the form shown in Exhibit B hereto. The original of such letter agreement shall be furnished to the Purchaser on the Closing Date, and upon the request of any subsequent Purchaser.

      The Company shall deposit in the Custodial Account on a daily basis, and retain therein the following payments and collections received or made by it subsequent to the Cut-off Date, or received by it prior to the Cut-off Date but allocable to a period subsequent thereto, other than in respect of principal and interest on the Mortgage Loans due on or before the Cut-off
Date:

      (i)   all  payments  on  account  of  principal,   including   Principal
Prepayments on the Mortgage Loans;

      (ii) all payments on account of interest on the Mortgage Loans adjusted to the Mortgage Loan Remittance Rate;

      (iii) all Liquidation Proceeds;

      (iv) any amounts required to be deposited by the Company in connection with any REO Property pursuant to Section 4.13 and in connection therewith, the Company shall provide the Purchaser with written detail itemizing all of such amounts;

      (v) all Insurance Proceeds including amounts required to be deposited pursuant to Sections 4.08, 4.10 and 4.11, other than proceeds to be held in the Escrow Account and applied to the restoration or repair of the Mortgaged Property or released to the Mortgagor in accordance with Accepted Servicing Practices, the Mortgage Loan Documents or applicable law;

      (vi) all Condemnation Proceeds affecting any Mortgaged Property which are not released to the Mortgagor in accordance with Accepted Servicing Practices, the loan documents or applicable law;

      (vii) any Monthly Advances;

      (viii) with respect to each full or partial Principal Prepayment, any Prepayment Interest Shortfalls, to the extent of the Company's aggregate Servicing Fee received with respect to the related Prepayment Period;

      (ix)  any amounts  required to be deposited  by the Company  pursuant to
Section 4.10 in connection with the deductible clause in any blanket hazard insurance policy, such deposit shall be made from the Company's own funds, without reimbursement therefor; and

      (x) any amounts required to be deposited in the Custodial Account pursuant to Section 4.01, 4.13 or 6.02.

      The foregoing requirements for deposit in the Custodial Account shall be exclusive, it being understood and agreed that, without limiting the generality of the foregoing, payments in the nature of late payment charges and assumption fees, to the extent permitted by Section 6.01, need not be deposited by the Company in the Custodial Account. Any interest paid on funds deposited in the Custodial Account by the depository institution shall accrue to the benefit of the Company and the Company shall be entitled to retain and withdraw such interest from the Custodial Account pursuant to
Section 4.05 (iv). The Purchaser shall not be responsible for any losses suffered with respect to investment of funds in the Custodial Account.


      Section 4.05      PERMITTED WITHDRAWALS FROM THE CUSTODIAL ACCOUNT.

      The Company may, from time to time, withdraw from the Custodial Account for the following purposes:

      (i) to make payments to the Purchaser in the amounts and in the manner provided for in Section 5.01;

      (ii) to reimburse itself for Monthly Advances, the Company's right to reimburse itself pursuant to this subclause (ii) being limited to amounts received on the related Mortgage Loan which represent late collections (net of the related Servicing Fees) of principal and/or interest respecting which any such advance was made, it being understood that, in the case of such reimbursement, the Company's right thereto shall be prior to the rights of the Purchaser, except that, where the Company is required to repurchase a Mortgage Loan, pursuant to Section 3.03, the Company's right to such reimbursement shall be subsequent to the payment to the Purchaser of the Repurchase Price pursuant to such Section and all other amounts required to be paid to the Purchaser with respect to such Mortgage Loan;

      (iii) to reimburse itself for unreimbursed Servicing Advances and any unpaid Servicing Fees(or REO administration fees described in Section 4.13), the Company's right to reimburse itself pursuant to this subclause (iii) with respect to any Mortgage Loan being limited to related proceeds from Liquidation Proceeds, Condemnation Proceeds and Insurance Proceeds in accordance with the relevant provisions of the Fannie Mae Guides or as otherwise set forth in this Agreement; any recovery shall be made upon liquidation of the REO Property;

      (iv) to pay to itself as part of its servicing compensation (a) any interest earned on funds in the Custodial Account (all such interest to be withdrawn monthly not later than each Remittance Date), and (b) the Servicing Fee from that portion of any payment or recovery as to interest with respect to a particular Mortgage Loan;

      (v) to pay to itself with respect to each Mortgage Loan that has been repurchased pursuant to Section 3.03 all amounts received thereon and not distributed as of the date on which the related repurchase price is determined,

      (vi)  to transfer funds to another  Eligible  Account in accordance with
Section 4.09 hereof;

      (vii) to remove funds inadvertently placed in the Custodial Account by the Company; and

      (vi) to clear and terminate the Custodial Account upon the termination of this Agreement.

      Section 4.06      ESTABLISHMENT OF ESCROW ACCOUNTS;  DEPOSITS IN ESCROW
                        ACCOUNTS.

      The Company shall segregate and hold all funds collected and received pursuant to each Mortgage Loan which constitute Escrow Payments separate and apart from any of its own funds and general assets and shall establish and maintain one or more Escrow Accounts. The Escrow Account shall be an Eligible Account. Funds deposited in each Escrow Account shall at all times be insured in a manner to provide maximum insurance under the insurance limitations of the FDIC, or must be invested in Permitted Investments. Funds deposited in the Escrow Account may be drawn on by the Company in accordance with Section 4.07. The creation of any Escrow Account shall be evidenced by a letter agreement in the form shown in Exhibit C. The original of such letter agreement shall be furnished to the Purchaser on the Closing Date, and upon request to any subsequent purchaser.

      The Company shall deposit in the Escrow Account or Accounts on a daily basis, and retain therein:

      (i) all Escrow Payments collected on account of the Mortgage Loans, for the purpose of effecting timely payment of any such items as required under the terms of this Agreement;

      (ii) all Insurance Proceeds which are to be applied to the restoration or repair of any Mortgaged Property; and

      (iii) all Servicing Advances for Mortgagors whose Escrow Payments are insufficient to cover escrow disbursements.

      The Company shall make withdrawals from the Escrow Account only to effect such payments as are required under this Agreement, and for such other purposes as shall be as set forth or in accordance with Section 4.07. The Company shall be entitled to retain any interest paid on funds deposited in the Escrow Account by the depository institution other than interest on escrowed funds required by law to be paid to the Mortgagor and, to the extent required by law, the Company shall pay interest on escrowed funds to the Mortgagor notwithstanding that the Escrow Account is non-interest bearing or that interest paid thereon is insufficient for such purposes. The Purchaser shall not be responsible for any losses suffered with respect to investment of funds in the Escrow Account.

      Section 4.07      PERMITTED WITHDRAWALS FROM ESCROW ACCOUNT.

      Withdrawals from the Escrow Account may be made by Company only:

      (i) to effect timely payments of ground rents, taxes, assessments, water rates, Primary Mortgage Insurance Policy premiums, if applicable, fire and hazard insurance premiums, condominium assessments and comparable items;

      (ii) to reimburse Company for any Servicing Advance made by Company with respect to a related Mortgage Loan but only from amounts received on the related Mortgage Loan which represent late payments or collections of Escrow Payments thereunder;

      (iii) to refund to the Mortgagor any funds as may be determined to be overages;

      (iv) for transfer to the Custodial Account in accordance with the terms of this Agreement;

      (v)   for   application  to  restoration  or  repair  of  the  Mortgaged
Property;

      (vi) to pay to the Company, or to the Mortgagor to the extent required by law, any interest paid on the funds deposited in the Escrow Account;

      (vii) to clear and terminate the Escrow Account on the termination of this Agreement. As part of its servicing duties, the Company shall pay to the Mortgagors interest on funds in Escrow Account, to the extent required by law, and to the extent that interest earned on funds in the Escrow Account is insufficient, shall pay such interest from its own funds, without any reimbursement therefor; and

      (viii)      to  pay  to  the  Mortgagors  or  other  parties   Insurance
Proceeds deposited in accordance with Section 4.06.

      Section 4.08 PAYMENT OF TAXES, INSURANCE AND OTHER CHARGES; MAINTENANCE OF PRIMARY MORTGAGe INSURANCE POLICIES; COLLECTIONS THEREUNDER.

      With respect to each Mortgage Loan, the Company shall maintain accurate records reflecting the status of ground rents, taxes, assessments, water rates and other charges which are or may become a lien upon the Mortgaged Property and the status of primary mortgage insurance premiums and fire and hazard insurance coverage and shall obtain, from time to time, all bills for the payment of such charges, including renewal premiums and shall effect payment thereof prior to the applicable penalty or termination date and at a time appropriate for securing maximum discounts allowable, employing for such purpose deposits of the Mortgagor in the Escrow Account which shall have been estimated and accumulated by the Company in amounts sufficient for such purposes, as allowed under the terms of the Mortgage or applicable law. To the extent that the Mortgage does not provide for Escrow Payments, the Company shall determine that any such payments are made by the Mortgagor at the time they first become due. The Company assumes full responsibility for the timely payment of all such bills and shall effect timely payments of all such bills irrespective of the Mortgagor's faithful performance in the payment of same or the making of the Escrow Payments and shall make advances from its own funds to effect such payments.

      The Company will maintain in full force and effect Primary Mortgage Insurance Policies and Lender Primary Mortgage Insurance Policies issued by a Qualified Insurer with respect to each Mortgage Loan for which such coverage is herein required. Such coverage will be terminated only with the approval of Purchaser, or as required by applicable law or regulation. The Company will not cancel or refuse to renew any Primary Mortgage Insurance Policy or Lender Primary Mortgage Insurance Policy in effect on the Closing Date that is required to be kept in force under this Agreement unless a replacement Primary Mortgage Insurance Policy or Lender Primary Mortgage Insurance Policy for such canceled or nonrenewed policy is obtained from and maintained with a Qualified Insurer. The Company shall not take any action which would result in non-coverage under any applicable Primary Mortgage Insurance Policy or Lender Primary Mortgage Insurance Policy of any loss which, but for the actions of the Company would have been covered thereunder. In connection with any assumption or substitution agreement entered into or to be entered into pursuant to Section 6.01, the Company shall promptly notify the insurer under the related Primary Mortgage Insurance Policy or Lender Primary
Mortgage Insurance Policy, if any, of such assumption or substitution of liability in accordance with the terms of such policy and shall take all actions which may be required by such insurer as a condition to the continuation of coverage under the Primary Mortgage Insurance Policy or Lender Primary Mortgage Insurance Policy. If such Primary Mortgage Insurance Policy or Lender Primary Mortgage Insurance Policy is terminated as a result of such assumption or substitution of liability, the Company shall obtain a replacement Primary Mortgage Insurance Policy or Lender Primary Mortgage Insurance Policy as provided above.

      In connection with its activities as servicer, the Company agrees to prepare and present, on behalf of itself and the Purchaser, claims to the insurer under any Primary Mortgage Insurance Policy or Lender Primary Mortgage Insurance Policy in a timely fashion in accordance with the terms of such Primary Mortgage Insurance Policy or Lender Primary Mortgage Insurance Policy and, in this regard, to take such action as shall be necessary to permit recovery under any Primary Mortgage Insurance Policy or Lender Primary Mortgage Insurance Policy respecting a defaulted Mortgage Loan. Pursuant to
Section 4.04, any amounts collected by the Company under any Primary Mortgage Insurance Policy or Lender Primary Mortgage Insurance Policy shall be deposited in the Custodial Account, subject to withdrawal pursuant to Section 4.05.

      Section 4.09      TRANSFER OF ACCOUNTS.

      The Company may transfer the Custodial Account or the Escrow Account to a different Eligible Account from time to time. Such transfer shall be made only upon obtaining the prior written consent of the Purchaser, which consent will not be unreasonably withheld.

      Section 4.10      MAINTENANCE OF HAZARD INSURANCE.

      The Company shall cause to be maintained for each Mortgage Loan fire and hazard insurance with extended coverage as is acceptable to Fannie Mae or FHLMC and customary in the area where the Mortgaged Property is located in an amount which is equal to the lesser of (i) the maximum insurable value of the improvements securing such Mortgage Loan or (ii) the greater of (a) the outstanding principal balance of the Mortgage Loan, and (b) an amount such that the proceeds thereof shall be sufficient to prevent the Mortgagor and/or the mortgagee from becoming a co-insurer. If required by the Flood Disaster Protection Act of 1973, as amended, each Mortgage Loan shall be covered by a flood insurance policy meeting the requirements of the current guidelines of the Federal Insurance Administration in effect with an insurance carrier acceptable to Fannie Mae or FHLMC, in an amount representing coverage not less than the least of (i) the outstanding principal balance of the Mortgage Loan, (ii) the maximum insurable value of the improvements securing such Mortgage Loan or (iii) the maximum amount of insurance which is available under the Flood Disaster Protection Act of 1973, as amended. If at any time during the term of the Mortgage Loan, the Company determines in accordance with applicable law and pursuant to the Fannie Mae Guides that a Mortgaged Property is located in a special flood hazard area and is not covered by flood insurance or is covered in an amount less than the amount required by the Flood Disaster Protection Act of 1973, as amended, the Company shall notify the related Mortgagor that the Mortgagor must obtain such flood insurance coverage, and if said Mortgagor fails to obtain the required flood insurance coverage within forty-five (45) days after such notification, the Company shall immediately force place the required flood insurance on the Mortgagor's behalf. The Company shall also maintain on each REO Property, fire and hazard insurance with extended coverage in an amount which is at least equal to the maximum insurable value of the improvements which are a part of such property, and, to the extent required and available under the Flood Disaster Protection Act of 1973, as amended, flood insurance in an amount as provided above. Any amounts collected by the Company under any such policies other than amounts to be deposited in the Escrow Account and applied to the restoration or repair of the Mortgaged Property or REO Property, or released to the Mortgagor in accordance with Accepted Servicing Practices, shall be deposited in the Custodial Account, subject to withdrawal pursuant to Section 4.05. It is understood and agreed that no other additional insurance need be required by the Company of the Mortgagor or maintained on property acquired in respect of the Mortgage Loan, other than pursuant to this Agreement, the Fannie Mae Guides or such applicable state or federal laws and regulations as shall at any time be in force and as shall require such additional insurance. All such policies shall be endorsed with standard mortgagee clauses with loss payable to the Company and its successors and/or assigns and shall provide for at least thirty days prior written notice of any cancellation, reduction in the amount or material change in coverage to the Company. The Company shall not interfere with the Mortgagor's freedom of choice in selecting either his insurance carrier or agent, provided, however, that the Company shall not accept any such insurance policies from insurance companies unless such companies are Qualified Insurers.

      Section 4.11      MAINTENANCE OF MORTGAGE IMPAIRMENT INSURANCE POLICY.

      In the event that the Company shall obtain and maintain a blanket policy issued by an insurer acceptable to Fannie Mae or FHLMC insuring against hazard losses on all of the Mortgage Loans, then, to the extent such policy provides coverage in an amount equal to the amount required pursuant to Section 4.10 and otherwise complies with all other requirements of Section 4.10, it shall conclusively be deemed to have satisfied its obligations as set forth in Section 4.10, it being understood and agreed that such policy may contain a deductible clause, in which case the Company shall, in the event that there shall not have been maintained on the related Mortgaged Property or REO Property a policy complying with Section 4.10, and there shall have been a loss which would have been covered by such policy, deposit in the Custodial Account the amount not otherwise payable under the blanket policy because of such deductible clause. In connection with its activities as servicer of the Mortgage Loans, the Company agrees to prepare and present, on behalf of the Purchaser, claims under any such blanket policy in a timely fashion in accordance with the terms of such policy. Upon request of the Purchaser, the Company shall cause to be delivered to the Purchaser a certified true copy of such policy and shall use its best efforts to obtain a statement from the insurer thereunder that such policy shall in no event be terminated or materially modified without thirty (30) days' prior written notice to the Purchaser.

      Section 4.12      FIDELITY BOND, ERRORS AND OMISSIONS INSURANCE.

      The Company shall maintain, at its own expense, a blanket fidelity bond and an errors and omissions insurance policy, with broad coverage with responsible companies on all officers, employees or other persons acting in any capacity with regard to the Mortgage Loan to handle funds, money, documents and papers relating to the Mortgage Loan. The Fidelity Bond shall be in the form of the Mortgage Banker's Blanket Bond and shall protect and insure the Company against losses, including forgery, theft, embezzlement and fraud of such persons. The errors and omissions insurance shall protect and insure the Company against losses arising out of errors and omissions and negligent acts of such persons. Such errors and omissions insurance shall also protect and insure the Company against losses in connection with the failure to maintain any insurance policies required pursuant to this Agreement and the release or satisfaction of a Mortgage Loan without having obtained payment in full of the indebtedness secured thereby. No provision of this Section 4.12 requiring the Fidelity Bond or errors and omissions insurance shall diminish or relieve the Company from its duties and obligations as set forth in this Agreement. The minimum coverage under any such bond and insurance policy shall be at least equal to the corresponding amounts required by Fannie Mae in the Fannie Mae Guides. Upon request by the Purchaser, the Company shall deliver to the Purchaser a certificate from the surety and the insurer as to the existence of the Fidelity Bond and errors and omissions insurance policy and shall obtain a statement from the surety and the insurer that such Fidelity Bond or insurance policy shall in no event be terminated or materially modified without thirty (30) days' prior written notice to the Purchaser. The Company shall notify the Purchaser within five
(5) business  days of receipt of notice that such  Fidelity  Bond or insurance policy will be, or has been, materially modified or terminated. The Purchaser (or any party having the status of Purchaser hereunder) and any subsidiary thereof and their successors or assigns as their interests may appear must be named as loss payees on the Fidelity Bond and as additional insured on the errors and omissions policy. Upon request by Purchaser, Company shall provide Purchaser with an insurance certificate certifying coverage under this Section 4.12, and will provide an update to such certificate upon request, or upon renewal or material modification of coverage.

      Section 4.13      TITLE, MANAGEMENT AND DISPOSITION OF REO PROPERTY.

      In the event that title to the Mortgaged Property is acquired in foreclosure or by deed in lieu of foreclosure, the deed or certificate of sale shall be taken in the name of the Purchaser or its designee, or in the event the Purchaser or its designee is not authorized or permitted to hold title to real property in the state where the REO Property is located, or would be adversely affected under the "doing business" or tax laws of such state by so holding title, the deed or certificate of sale shall be taken in the name of such Person or Persons as shall be consistent with an opinion of counsel obtained by the Company from an attorney duly licensed to practice law in the state where the REO Property is located. Any Person or Persons holding such title other than the Purchaser shall acknowledge in writing that such title is being held as nominee for the benefit of the Purchaser.

      The Company shall notify the Purchaser in accordance with the Fannie Mae Guides of each acquisition of REO Property upon such acquisition (and, in any event, shall provide notice of the consummation of any foreclosure sale within three (3) Business Days of the date Company receives notice of such consummation), together with a copy of the drive by appraisal or brokers price opinion of the Mortgaged Property obtained in connection with such acquisition, and thereafter assume the responsibility for marketing such REO property in accordance with Accepted Servicing Practices. Thereafter, the Company shall continue to provide certain administrative services to the Purchaser relating to such REO Property as set forth in this Section 4.13. The fee for such administrative services shall be $2,000 to be paid upon liquidation of the REO Property. No Servicing Fee shall be assessed or otherwise accrue on any REO Property from and after the date on which it becomes an REO Property.

      The Company shall, either itself or through an agent selected by the Company, and in accordance with the Fannie Mae Guides manage, conserve, protect and operate each REO Property in the same manner that it manages, conserves, protects and operates other foreclosed property for its own account, and in the same manner that similar property in the same locality as the REO Property is managed. The Company shall cause each REO Property to be inspected promptly upon the acquisition of title thereto and shall cause each REO Property to be inspected at least monthly thereafter or more frequently as required by the circumstances. The Company shall make or cause to be made a written report of each such inspection. Such reports shall be retained in the Mortgage File and copies thereof shall be forwarded by the Company to the Purchaser.

      The Company shall use its best efforts to dispose of the REO Property as soon as possible and shall sell such REO Property in any event within one year after title has been taken to such REO Property, unless the Company determines, and gives an appropriate notice to the Purchaser to such effect, that a longer period is necessary for the orderly liquidation of such REO Property. If a longer period than one (1) year is permitted under the foregoing sentence and is necessary to sell any REO Property, the Company shall report monthly to the Purchaser as to the progress being made in selling such REO Property. No REO Property shall be marketed for less than the Appraised Value, without the prior consent of Purchaser. No REO Property shall be sold for less than ninety five percent (95%) of its Appraised Value, without the prior consent of Purchaser. All requests for reimbursement of Servicing Advances shall be in accordance with the Fannie Mae Guides. The disposition of REO Property shall be carried out by the Company at such price, and upon such terms and conditions, as the Company deems to be in the best interests of the Purchaser (subject to the above conditions) only with the prior written consent of the Purchaser. Company shall provide monthly reports to Purchaser in reference to the status of the marketing of the REO Properties.

      Notwithstanding anything to the contrary contained herein, the Purchaser may, at the Purchaser's sole option, terminate the Company as servicer of any such REO Property without payment of any termination fee with respect thereto, provided that the Company shall on the date said termination takes effect be reimbursed for any unreimbursed advances of the Company's funds made pursuant to Section 5.03 and any unreimbursed Servicing Advances and Servicing Fees in each case relating to the Mortgage Loan underlying such REO Property notwithstanding anything to the contrary set forth in Section
4.05. In the event of any such termination, the provisions of Section 11.01 hereof shall apply to said termination and the transfer of servicing responsibilities with respect to such REO Property to the Purchaser or its designee. Within five Business Days of any such termination, the Company shall, if necessary convey such property to the Purchaser and shall further provide the Purchaser with the following information regarding the subject REO Property: the related drive by appraisal or brokers price opinion, and copies of any related Mortgage Impairment Insurance Policy claims. In addition, within five Business Days, the Company shall provide the Purchaser with the following information regarding the subject REO Property: the related trustee's deed upon sale and copies of any related hazard insurance claims, or repair bids.

      Section 4.14      NOTIFICATION OF MATURITY DATE.

      With respect to each Mortgage Loan, the Company shall execute and deliver to the Mortgagor any and all necessary notices required under applicable law and the terms of the related Mortgage Note and Mortgage regarding the maturity date if required under applicable law.

                                  ARTICLE V

                          PAYMENTS TO THE PURCHASER

      Section 5.01      DISTRIBUTIONS.

      On each Remittance Date, the Company shall distribute by wire transfer of immediately available funds to the Purchaser (i) all amounts credited to the Custodial Account as of the close of business on the preceding Determination Date, net of charges against or withdrawals from the Custodial Account pursuant to Section 4.05, plus (ii) all Monthly Advances, if any, which the Company is obligated to distribute pursuant to Section 5.03, plus,
(iii) interest at the Mortgage Loan Remittance Rate on any Principal Prepayment from the date of such Principal Prepayment through the end of the month for which disbursement is made provided that the Company's obligation as to payment of such interest shall be limited to the Servicing Fee earned during the month of the distribution, plus (iv) unless otherwise stated in the related Confirmation or related Term Sheet, any amount received by the Company that represents a prepayment penalty with respect to a Mortgage Loan, minus (v) any amounts attributable to Monthly Payments collected but due on a Due Date or Dates subsequent to the preceding Determination Date, which amounts shall be remitted on the Remittance Date next succeeding the Due Period for such amounts. It is understood that, by operation of Section 4.04, the remittance on the first Remittance Date with respect to Mortgage Loans purchased pursuant to the related Term Sheet is to include principal collected after the Cut-off Date through the preceding Determination Date plus interest, adjusted to the Mortgage Loan Remittance Rate collected through such Determination Date exclusive of any portion thereof allocable to the period prior to the Cut-off Date, with the adjustments specified in clauses (ii), (iii) and (iv) above.

      With respect to any remittance received by the Purchaser after the Remittance Date, the Company shall pay to the Purchaser interest on any such late payment at an annual rate equal to the Prime Rate, adjusted as of the date of each change, plus three (3) percentage points, but in no event greater than the maximum amount permitted by applicable law. Such interest shall cover the period commencing with the day following the Business Day such payment was due and ending with the Business Day on which such payment is made to the Purchaser, both inclusive. The payment by the Company of any such interest shall not be deemed an extension of time for payment or a waiver of any Event of Default by the Company. On each Remittance Date, the Company shall provide a remittance report detailing all amounts being remitted pursuant to this Section 5.01.

      Section 5.02      STATEMENTS TO THE PURCHASER.

      The Company shall furnish to Purchaser an individual loan accounting report, as of the last Business Day of each month, in the Company's assigned loan number order to document Mortgage Loan payment activity on an individual Mortgage Loan basis. With respect to each month, the corresponding individual loan accounting report shall be received by the Purchaser no later than the fifth Business Day of the following month on a disk or tape or other computer-readable format in such format as may be mutually agreed upon by both Purchaser and Company, and no later than the fifth Business Day of the following month in hard copy, and shall contain the following:

      (i)   With  respect  to  each  Monthly  Payment,   the  amount  of  such
remittance allocable to principal (including a separate breakdown of any Principal Prepayment, including the date of such prepayment, and any prepayment penalties or premiums, along with a detailed report of interest on principal prepayment amounts remitted in accordance with Section 4.04);

      (ii)  with  respect  to  each  Monthly  Payment,   the  amount  of  such
remittance allocable to interest;

      (iii) the amount of servicing compensation received by the Company during the prior distribution period;

      (iv)  the aggregate Stated Principal Balance of the Mortgage Loans;

      (v) the aggregate of any expenses reimbursed to the Company during the prior distribution period pursuant to Section 4.05;

      (vi) The number and aggregate outstanding principal balances of Mortgage Loans (a) delinquent (1) 30 to 59 days, (2) 60 to 89 days, (3) 90 days or more; (b) as to which foreclosure has commenced; and (c) as to which REO Property has been acquired; and

      The Company shall also provide a trial balance, sorted in Purchaser's assigned loan number order, in the form of Exhibit E hereto, with each such Report.

      The Company shall prepare and file any and all information statements or other filings required to be delivered to any governmental taxing authority or to Purchaser pursuant to any applicable law with respect to the Mortgage Loans and the transactions contemplated hereby.

      Section 5.03      MONTHLY ADVANCES BY THE COMPANY.

      Not later than the close of business on the Business Day preceding each Remittance Date, the Company shall deposit in the Custodial Account an amount equal to all payments not previously advanced by the Company, whether or not deferred pursuant to Section 4.01, of principal (due after the Cut-off Date) and interest not allocable to the period prior to the Cut-off Date, adjusted to the Mortgage Loan Remittance Rate, which were due on a Mortgage Loan and delinquent at the close of business on the related Determination Date.

      The Company's obligation to make such Monthly Advances as to any Mortgage Loan will continue through the last Monthly Payment due prior to the payment in full of the Mortgage Loan, or through the Remittance Date prior to the date on which the Mortgaged Property liquidates (including Insurance Proceeds, proceeds from the sale of REO Property or Condemnation Proceeds) with respect to the Mortgage Loan unless the Company deems such advance to be nonrecoverable. In such event, the Company shall deliver to the Purchaser an Officer's Certificate of the Company to the effect that an officer of the Company has reviewed the related Mortgage File and has made the reasonable determination that any additional advances are nonrecoverable.

      Section 5.04      LIQUIDATION REPORTS.

      Upon the foreclosure sale of any Mortgaged Property or the acquisition thereof by the Purchaser pursuant to a deed-in-lieu of foreclosure, the Company shall submit to the Purchaser a liquidation report with respect to such Mortgaged Property in a form mutually acceptable to Company and Purchaser. The Company shall also provide reports on the status of REO Property containing such information as Purchaser may reasonably require.

                                  ARTICLE VI

                         GENERAL SERVICING PROCEDURES

      Section 6.01      ASSUMPTION AGREEMENTS.

      The Company will, to the extent it has knowledge of any conveyance or prospective conveyance by any Mortgagor of the Mortgaged Property (whether by absolute conveyance or by contract of sale, and whether or not the Mortgagor remains or is to remain liable under the Mortgage Note and/or the Mortgage), exercise its rights to accelerate the maturity of such Mortgage Loan under any "due-on-sale" clause to the extent permitted by law; provided, however, that the Company shall not exercise any such rights if prohibited by law or the terms of the Mortgage Note from doing so or if the exercise of such rights would impair or threaten to impair any recovery under the related Primary Mortgage Insurance Policy or Lender Primary Mortgage Insurance
Policy, if any. If the Company reasonably believes it is unable under applicable law to enforce such "due-on-sale" clause, the Company, with the approval of the Purchaser, will enter into an assumption agreement with the person to whom the Mortgaged Property has been conveyed or is proposed to be conveyed, pursuant to which such person becomes liable under the Mortgage Note and, to the extent permitted by applicable state law, the Mortgagor remains liable thereon. Where an assumption is allowed pursuant to this
Section 6.01, the Company, with the prior consent of the Purchaser and the primary mortgage insurer, if any, is authorized to enter into a substitution of liability agreement with the person to whom the Mortgaged Property has been conveyed or is proposed to be conveyed pursuant to which the original mortgagor is released from liability and such Person is substituted as mortgagor and becomes liable under the related Mortgage Note. Any such substitution of liability agreement shall be in lieu of an assumption agreement.

      In connection with any such assumption or substitution of liability, the Company shall follow the underwriting practices and procedures of the Company. With respect to an assumption or substitution of liability, the Mortgage Interest Rate borne by the related Mortgage Note, the amount of the Monthly Payment and the maturity date may not be changed (except pursuant to the terms of the Mortgage Note). If the credit of the proposed transferee does not meet such underwriting criteria, the Company diligently shall, to the extent permitted by the Mortgage or the Mortgage Note and by applicable law, accelerate the maturity of the Mortgage Loan. The Company shall notify the Purchaser that any such substitution of liability or assumption agreement has been completed by forwarding to the Purchaser the original of any such substitution of liability or assumption agreement, which document shall be added to the related Mortgage File and shall, for all purposes, be considered a part of such Mortgage File to the same extent as all other documents and instruments constituting a part thereof. All fees collected by the Company for entering into an assumption or substitution of liability agreement shall belong to the Company.

      Notwithstanding the foregoing paragraphs of this Section or any other provision of this Agreement, the Company shall not be deemed to be in default, breach or any other violation of its obligations hereunder by reason of any assumption of a Mortgage Loan by operation of law or any assumption which the Company may be restricted by law from preventing, for any reason whatsoever. For purposes of this Section 6.01, the term "assumption" is deemed to also include a sale of the Mortgaged Property subject to the Mortgage that is not accompanied by an assumption or substitution of liability agreement.

      Section 6.02      SATISFACTION  OF  MORTGAGES  AND  RELEASE OF MORTGAGE
                        FILES.

      Upon the payment in full of any Mortgage Loan, or the receipt by the Company of a notification that payment in full will be escrowed in a manner customary for such purposes, the Company will immediately notify the Purchaser by a certification, which certification shall include a statement to the effect that all amounts received or to be received in connection with such payment which are required to be deposited in the Custodial Account pursuant to Section 4.04 have been or will be so deposited, of a Servicing Officer and shall request delivery to it of the portion of the Mortgage File held by the Purchaser. The Purchaser shall no later than five Business Days after receipt of such certification and request, release or cause to be released to the Company, the related Mortgage Loan Documents and, upon its receipt of such documents, the Company shall promptly prepare and deliver to the Purchaser the requisite satisfaction or release. No later than five (5) Business Days following its receipt of such satisfaction or release, the Purchaser shall deliver, or cause to be delivered, to the Company the release or satisfaction properly executed by the owner of record of the applicable mortgage or its duly appointed attorney in fact. No expense incurred in connection with any instrument of satisfaction or deed of reconveyance shall be chargeable to the Custodial Account.

      In the event the Company satisfies or releases a Mortgage without having obtained payment in full of the indebtedness secured by the Mortgage or should it otherwise prejudice any right the Purchaser may have under the mortgage instruments, the Company, upon written demand, shall remit within two (2) Business Days to the Purchaser the then outstanding principal balance of the related Mortgage Loan by deposit thereof in the Custodial Account. The Company shall maintain the Fidelity Bond and errors and omissions insurance insuring the Company against any loss it may sustain with respect to any Mortgage Loan not satisfied in accordance with the procedures set forth herein.

      From time to time and as appropriate for the servicing or foreclosure of the Mortgage Loan, including for the purpose of collection under any Primary Mortgage Insurance Policy or Lender Primary Mortgage Insurance Policy, the Purchaser shall, upon request of the Company and delivery to the Purchaser of a servicing receipt signed by a Servicing Officer, release the portion of the Mortgage File held by the Purchaser to the Company. Such servicing receipt shall obligate the Company to return the related Mortgage documents to the Purchaser when the need therefor by the Company no longer exists, unless the Mortgage Loan has been liquidated and the Liquidation Proceeds relating to the Mortgage Loan have been deposited in the Custodial Account or the Mortgage File or such document has been delivered to an attorney, or to a public trustee or other public official as required by law, for purposes of initiating or pursuing legal action or other proceedings for the foreclosure of the Mortgaged Property either judicially or non-judicially, and the Company has delivered to the Purchaser a certificate of a Servicing Officer certifying as to the name and address of the Person to which such Mortgage File or such document was delivered and the purpose or purposes of such delivery. Upon receipt of a certificate of a Servicing Officer stating that such Mortgage Loan was liquidated, the servicing receipt shall be released by the Purchaser to the Company.

      Section 6.03      SERVICING COMPENSATION.

      As compensation for its services hereunder, the Company shall be entitled to withdraw from the Custodial Account (to the extent of interest payments collected on the Mortgage Loans) or to retain from interest payments collected on the Mortgage Loans, the amounts provided for as the Company's Servicing Fee, subject to payment of compensating interest on Principal Prepayments as capped by the Servicing Fee pursuant to Section 5.01 (iii). Additional servicing compensation in the form of assumption fees, as provided in Section 6.01, and late payment charges or otherwise shall be retained by the Company to the extent not required to be deposited in the Custodial Account. No Servicing Fee shall be payable in connection with partial Monthly Payments. The Company shall be required to pay all expenses incurred by it in connection with its servicing activities hereunder and shall not be entitled to reimbursement therefor except as specifically provided for.

      Section 6.04      ANNUAL STATEMENT AS TO COMPLIANCE.

      The Company will deliver to the Purchaser not later than 90 days following the end of each fiscal year of the Company beginning in March 2002, an Officers' Certificate stating, as to each signatory thereof, that (i) a review of the activities of the Company during the preceding calendar year and of performance under this Agreement has been made under such officers' supervision, and (ii) to the best of such officers' knowledge, based on such review, the Company has fulfilled all of its obligations under this Agreement throughout such year, or, if there has been a default in the fulfillment of any such obligation, specifying each such default known to such officers and the nature and status of cure provisions thereof. Copies of such statement shall be provided by the Company to the Purchaser upon request.

      Section 6.05 ANNUAL INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' SERVICING REPORT.

      Within ninety (90) days of Company's fiscal year end beginning in March 2002 the Company at its expense shall cause a firm of independent public accountants which is a member of the American Institute of Certified Public Accountants to furnish a statement to the Purchaser to the effect that such firm has examined certain documents and records relating to the Company's servicing of mortgage loans of the same type as the Mortgage Loans pursuant to servicing agreements substantially similar to this Agreement, which agreements may include this Agreement, and that, on the basis of such an examination, conducted substantially in the uniform single audit program for mortgage bankers, such firm is of the opinion that the Company's servicing has been conducted in compliance with the agreements examined pursuant to this Section 6.05, except for (i) such exceptions as such firm shall believe to be immaterial, and (ii) such other exceptions as shall be set forth in such statement. Copies of such statement shall be provided by the Company to the Purchaser. In addition, on an annual basis, Company shall provided Purchaser with copies of its audited financial statements.

      Section 6.06      PURCHASER'S RIGHT TO EXAMINE COMPANY RECORDS.

      The Purchaser shall have the right to examine and audit upon reasonable notice to the Company, during business hours or at such other times as might be reasonable under applicable circumstances, any and all of the books, records, documentation or other information of the Company, or held by another for the Company or on its behalf or otherwise, which relates to the performance or observance by the Company of the terms, covenants or conditions of this Agreement.

      The Company shall provide to the Purchaser and any supervisory agents or examiners representing a state or federal governmental agency having jurisdiction over the Purchaser, including but not limited to FDIC and other similar entities, access to any documentation regarding the Mortgage Loans in the possession of the Company which may be required by any applicable regulations. Such access shall be afforded without charge, upon reasonable request, during normal business hours and at the offices of the Company, and in accordance with the federal government, FDIC, or any other similar regulations.

                                 ARTICLE VII

                      REPORTS TO BE PREPARED BY SERVICER

      Section 7.01      COMPANY  SHALL  PROVIDE  INFORMATION  AS  REASONABLY
                        REQUIRED.

      The Company shall furnish to the Purchaser during the term of this Agreement such periodic, special or other reports, information or documentation, not provided for herein, as shall be necessary, reasonable or appropriate in respect to the Purchaser, or otherwise in respect to the Mortgage Loans and the performance of the Company under this Agreement, including any reports, information or documentation reasonably required to comply with any regulations regarding any supervisory agents or examiners of the Purchaser all such reports or information to be as provided by and in accordance with such applicable instructions and directions as the Purchaser may reasonably request in relation to this Agreement or the performance of the Company under this Agreement. Such periodic, special or other reports, information or documentation furnished to the Purchaser at the Purchaser's request pursuant to the preceding sentence shall be at the expense of the Purchaser. The Company agrees to execute and deliver all such instruments and take all such action as the Purchaser, from time to time, may reasonably request in order to effectuate the purpose and to carry out the terms of this Agreement.

      In connection with marketing the Mortgage Loans, the Purchaser may make available to a prospective purchaser audited financial statements of the Company for the most recently completed two (2) fiscal years for which such statements are available, as well as a Consolidated Statement of Condition at the end of the last two (2) fiscal years covered by any Consolidated Statement of Operations. If it has not already done so, the Company shall furnish promptly to the Purchaser or a prospective purchaser copies of the statements specified above.

      The Company shall make reasonably available to the Purchaser or any prospective Purchaser a knowledgeable financial or accounting officer for the purpose of answering questions and to permit any prospective purchaser to inspect the Company's servicing facilities for the purpose of satisfying such prospective purchaser that the Company has the ability to service the Mortgage Loans as provided in this Agreement.

                                 ARTICLE VIII

                                 THE SERVICER

      Section 8.01      INDEMNIFICATION; THIRD PARTY CLAIMS.

      The Company agrees to indemnify the Purchaser and hold it harmless against any and all claims, losses, damages, penalties, fines, forfeitures, legal fees and related costs, judgments, and any other costs, fees and expenses that the Purchaser may sustain in any way related to the failure of the Company to observe and perform its duties, obligations, covenants, and agreements to service the Mortgage Loans in strict compliance with the terms of this Agreement. The Company agrees to indemnify the Purchaser and hold it harmless against any and all claims, losses, damages, penalties, fines, forfeitures, legal fees and related costs, judgments, and any other costs, fees and expenses that the Purchaser may sustain in any way related to the breach of a representation or warranty set forth in Sections 3.01 or 3.02 of this Agreement. The Company shall immediately notify the Purchaser if a claim is made by a third party against Company with respect to this Agreement or the Mortgage Loans, assume (with the consent of the Purchaser) the defense of any such claim and pay all expenses in connection therewith, including counsel fees, whether or not such claim is settled prior to judgment, and promptly pay, discharge and satisfy any judgment or decree which may be entered against it or the Purchaser in respect of such claim. The Company shall follow any written instructions received from the Purchaser in connection with such claim. The Purchaser shall promptly reimburse the Company for all amounts advanced by it pursuant to the two preceding sentences except when the claim relates to the failure of the Company to service and administer the Mortgages in strict compliance with the terms of this Agreement, the breach of representation or warranty set forth in Sections 3.01 or 3.02, or the gross negligence, bad faith or willful misconduct of Company. The provisions of this Section 8.01 shall survive termination of this Agreement.

      Section 8.02      MERGER OR CONSOLIDATION OF THE COMPANY.

      The Company will keep in full effect its existence, rights and franchises as a corporation under the laws of the state of its incorporation except as permitted herein, and will obtain and preserve its qualification to do business as a foreign corporation in each jurisdiction in which such qualification is or shall be necessary to protect the validity and enforceability of this Agreement, or any of the Mortgage Loans and to perform its duties under this Agreement.

      Any Person into which the Company may be merged or consolidated, or any corporation resulting from any merger, conversion or consolidation to which the Company shall be a party, or any Person succeeding to the business of the Company whether or not related to loan servicing, shall be the successor of the Company hereunder, without the execution or filing of any paper or any further act on the part of any of the parties hereto, anything herein to the contrary notwithstanding; provided, however, that the successor or surviving Person shall be an institution (i) having a GAAP net worth of not less than $25,000,000, (ii) the deposits of which are insured by the FDIC and/or BIF, and which is a HUD-approved mortgagee whose primary business is in origination and servicing of first lien mortgage loans, and (iii) who is a Fannie Mae or FHLMC approved seller/servicer in good standing; provided, further, however, that the Company shall give sixty (60) days written notice to the Purchaser of any merger, conversion or consolidation to which the Company shall be a party, or of any Person succeeding to the business of the Company, and the Purchaser, at it sole option, shall make the determination as to whether such successor of the Company shall continue to service the Mortgage Loans hereunder.

      Section 8.03      LIMITATION ON LIABILITY OF THE COMPANY AND OTHERS.

      Neither the Company nor any of the officers, employees or agents of the Company shall be under any liability to the Purchaser for any action taken or for refraining from the taking of any action in good faith pursuant to this Agreement, or for errors in judgment made in good faith; provided, however, that this provision shall not protect the Company or any such person against any breach of warranties or representations made herein, or failure to perform its obligations in strict compliance with any standard of care set forth in this Agreement, or any liability which would otherwise be imposed by reason of negligence, bad faith or willful misconduct, or any breach of the terms and conditions of this Agreement. The Company and any officer, employee or agent of the Company may rely in good faith on any document of any kind prima facie properly executed and submitted by the Purchaser respecting any matters arising hereunder. The Company shall not be under any obligation to appear in, prosecute or defend any legal action which is not incidental to its duties to service the Mortgage Loans in accordance with this Agreement and which in its reasonable opinion may involve it in any expenses or liability; provided, however, that the Company may, with the consent of the Purchaser, undertake any such action which it may deem necessary or desirable in respect to this Agreement and the rights and duties of the parties hereto. In such event, the reasonable legal expenses and costs of such action and any liability resulting therefrom shall be expenses, costs and liabilities for which the Purchaser will be liable, and the Company shall be entitled to be reimbursed therefor from the Purchaser upon written demand.

      Section 8.04      COMPANY NOT TO ASSIGN OR RESIGN.

      The Company shall not assign this Agreement or resign from the obligations and duties hereby imposed on it except by mutual consent of the Company and the Purchaser or upon the determination that its duties hereunder are no longer permissible under applicable law and such incapacity cannot be cured by the Company. Any such determination permitting the resignation of the Company shall be evidenced by an Opinion of Counsel to such effect delivered to the Purchaser which Opinion of Counsel shall be in form and substance acceptable to the Purchaser. No such resignation shall become effective until a successor shall have assumed the Company's responsibilities and obligations hereunder in the manner provided in Section 11.01.

      Section 8.05      NO TRANSFER OF SERVICING.

      With respect to the retention of the Company to service the Mortgage Loans hereunder, the Company acknowledges that the Purchaser has acted in reliance upon the Company's independent status, the adequacy of its servicing facilities, plan, personnel, records and procedures, its integrity, reputation and financial standing and the continuance thereof. Without in any way limiting the generality of this Section, the Company shall not either assign this Agreement or the servicing hereunder or delegate its rights or duties hereunder or any portion thereof, or sell or otherwise dispose of all or substantially all of its property or assets, without the prior written approval of the Purchaser, which consent shall be granted or withheld in the Purchaser's sole discretion.

      Without in any way limiting the generality of this Section 8.05, in the event that the Company either shall assign this Agreement or the servicing responsibilities hereunder or delegate its duties hereunder or any portion thereof without (i) satisfying the requirements set forth herein or (ii) the prior written consent of the Purchaser, then the Purchaser shall have the right to terminate this Agreement, without any payment of any penalty or damages and without any liability whatsoever to the Company (other than with respect to accrued but unpaid Servicing Fees and Servicing Advances remaining unpaid) or any third party.

                                  ARTICLE IX

                                   DEFAULT

      Section 9.01      EVENTS OF DEFAULT.

      In case one or more of the following Events of Default by the Company shall occur and be continuing, that is to say:

      (i) any failure by the Company to remit to the Purchaser any payment required to be made under the terms of this Agreement which continues unremedied for a period of one (1) Business Day; or

      (ii) failure on the part of the Company duly to observe or perform in any material respect any other of the covenants or agreements on the part of the Company set forth in this Agreement which continues unremedied for a period of thirty (30) days after the date on which written notice of such failure, requiring the same to be remedied, shall have been given to the Company by the Purchaser; or

      (iii) a decree or order of a court or agency or supervisory authority having jurisdiction for the appointment of a conservator or receiver or liquidator in any insolvency, bankruptcy, readjustment of debt, marshalling of assets and liabilities or similar proceedings, or for the winding-up or liquidation of its affairs, shall have been entered against the Company and such decree or order shall have remained in force undischarged or unstayed for a period of sixty days; or

      (iv) the Company shall consent to the appointment of a conservator or receiver or liquidator in any insolvency, bankruptcy, readjustment of debt, marshalling of assets and liabilities or similar proceedings of or relating to the Company or of or relating to all or substantially all of its property; or

      (v) the Company shall admit in writing its inability to pay its debts generally as they become due, file a petition to take advantage of any applicable insolvency or reorganization statute, make an assignment for the benefit of its creditors, or voluntarily suspend payment of its obligations; or

      (vi) Company ceases to be approved by either Fannie Mae or FHLMC as a mortgage loan seller or servicer for more than thirty days; or

      (vii) the Company attempts to assign its right to servicing compensation hereunder or the Company attempts, without the consent of the Purchaser, to sell or otherwise dispose of all or substantially all of its property or assets or to assign this Agreement or the servicing responsibilities hereunder or to delegate its duties hereunder or any portion thereof; or

      (viii) the Company ceases to be (a) licensed to service first lien residential mortgage loans in any jurisdiction in which a Mortgaged Property is located and such licensing is required, and (b) qualified to transact business in any jurisdiction where it is currently so qualified, but only to the extent such non-qualification materially and adversely affects the Company's ability to perform its obligations hereunder; or

      (ix) the Company fails to meet the eligibility criteria set forth in the last sentence of Section 8.02.

      Then, and in each and every such case, so long as an Event of Default shall not have been remedied, the Purchaser, by notice in writing to the Company (except in the case of an Event of Default under clauses (iii), (iv) or (v) above, in which case, automatically and without notice) Company may, in addition to whatever rights the Purchaser may have under Sections 3.03 and
8.01 and at law or equity or to damages, including injunctive relief and specific performance, terminate all the rights and obligations of the Company under this Agreement and in and to the Mortgage Loans and the proceeds thereof without compensating the Company for the same. On or after the receipt by the Company of such written notice (or, in the case of an Event of Default under clauses (iii), (iv) or (v) above, in which case, automatically and without notice), all authority and power of the Company under this Agreement, whether with respect to the Mortgage Loans or otherwise, shall pass to and be vested in the successor appointed pursuant to Section 11.01. Upon written request from the Purchaser, the Company shall prepare, execute and deliver, any and all documents and other instruments, place in such successor's possession all Mortgage Files, and do or accomplish all other acts or things necessary or appropriate to effect the purposes of such notice of termination, whether to complete the transfer and endorsement or assignment of the Mortgage Loans and related documents, or otherwise, at the Company's sole expense. The Company agrees to cooperate with the Purchaser and such successor in effecting the termination of the Company's responsibilities and rights hereunder, including, without limitation, the transfer to such successor for administration by it of all cash amounts which shall at the time be credited by the Company to the Custodial Account or Escrow Account or thereafter received with respect to the Mortgage Loans or any REO Property.

      Section 9.02      WAIVER OF DEFAULTS.

      The Purchaser may waive only by written notice any default by the Company in the performance of its obligations hereunder and its consequences. Upon any such waiver of a past default, such default shall cease to exist, and any Event of Default arising therefrom shall be deemed to have been remedied for every purpose of this Agreement. No such waiver shall extend to any subsequent or other default or impair any right consequent thereon except to the extent expressly so waived in writing.

                                  ARTICLE X

                                 TERMINATION

      Section 10.01     TERMINATION.

      The respective obligations and responsibilities of the Company shall terminate upon: (i) the later of the final payment or other liquidation (or any advance with respect thereto) of the last Mortgage Loan and the disposition of all remaining REO Property and the remittance of all funds due hereunder; or (ii) by mutual consent of the Company and the Purchaser in writing; or (iii) termination with cause under the terms of this Agreement.

                                  ARTICLE XI

                           MISCELLANEOUS PROVISIONS

      Section 11.01  SUCCESSOR TO THE COMPANY.

      Prior to  termination  of  Company's  responsibilities  and duties under this Agreement pursuant to Sections 4.13, 8.04, 9.01, 10.01 (ii) or (iii), the Purchaser shall (i) succeed to and assume all of the Company's responsibilities, rights, duties and obligations under this Agreement, or
(ii) appoint a successor having the characteristics set forth in Section 8.02 hereof and which shall succeed to all rights and assume all of the responsibilities, duties and liabilities of the Company under this Agreement prior to the termination of Company's responsibilities, duties and liabilities under this Agreement. In connection with such appointment and assumption, the Purchaser may make such arrangements for the compensation of such successor out of payments on Mortgage Loans as the Purchaser and such successor shall agree. In the event that the Company's duties, responsibilities and liabilities under this Agreement should be terminated pursuant to the aforementioned Sections, the Company shall discharge such duties and responsibilities during the period from the date it acquires knowledge of such termination until the effective date thereof with the same degree of diligence and prudence which it is obligated to exercise under this Agreement, and shall take no action whatsoever that might impair or prejudice the rights or financial condition of its successor. The resignation or removal of Company pursuant to the aforementioned Sections shall not become effective until a successor shall be appointed pursuant to this Section and shall in no event relieve the Company of the representations and warranties made pursuant to Sections 3.01, 3.02 and 3.03 and the remedies available to the Purchaser thereunder and under Section 8.01, it being understood and agreed that the provisions of such Sections 3.01, 3.02, 3.03 and 8.01 shall be applicable to the Company notwithstanding any such resignation or termination of the Company, or the termination of this Agreement.

      Any successor appointed as provided herein shall execute, acknowledge and deliver to the Company and to the Purchaser an instrument accepting such appointment, whereupon such successor shall become fully vested with all the rights, powers, duties, responsibilities, obligations and liabilities of the Company, with like effect as if originally named as a party to this Agreement. Any termination or resignation of the Company or this Agreement pursuant to Section 4.13, 8.04, 9.01 or 10.01 shall not affect any claims that the Purchaser may have against the Company arising prior to any such termination or resignation.

      The Company shall promptly deliver to the successor the funds in the Custodial Account and the Escrow Account and the Mortgage Files and related documents and statements held by it hereunder and the Company shall account for all funds. The Company shall execute and deliver such instruments and do such other things all as may reasonably be required to more fully and definitely vest and confirm in the successor all such rights, powers, duties, responsibilities, obligations and liabilities of the Company. The successor shall make arrangements as it may deem appropriate to reimburse the Company for unrecovered Servicing Advances which the successor retains hereunder and which would otherwise have been recovered by the Company pursuant to this Agreement but for the appointment of the successor servicer.

      Upon a successor's acceptance of appointment as such, the Company shall notify by mail the Purchaser of such appointment.

      Section 11.02  AMENDMENT.

      This Agreement may be amended from time to time by the Company and the Purchaser by written agreement signed by the Company and the Purchaser.

      Section 11.03  RECORDATION OF AGREEMENT.

      To the extent permitted by applicable law, this Agreement is subject to recordation in all appropriate public offices for real property records in all the counties or other comparable jurisdictions in which any of the
properties   subject  to  the  Mortgages  are  situated,   and  in  any  other
appropriate public recording office or elsewhere, such recordation to be effected by the Company at the Company's expense on direction of the Purchaser accompanied by an opinion of counsel to the effect that such recordation materially and beneficially affects the interest of the Purchaser or is necessary for the administration or servicing of the Mortgage Loans.

      Section 11.04  GOVERNING LAW.

      This Agreement and the related Term Sheet shall be governed by and construed in accordance with the laws of the State of New York except to the extent preempted by Federal law. The obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

      Section 11.05  NOTICES.

      Any demands, notices or other communications permitted or required hereunder shall be in writing and shall be deemed conclusively to have been given if personally delivered at or mailed by registered mail, postage prepaid, and return receipt requested or certified mail, return receipt requested, or transmitted by telex, telegraph or telecopier and confirmed by a similar mailed writing, as follows:

        (i)   if to the Company:
              National City Mortgage Company
              3232 Newmark Drive
              Miamisburg, Ohio 45342
              Attention:  Sheila N. Hansford
              Telecopier No.:  (937) 910-4137

              Servicing contact:

              National City Mortgage Company
              3232 Newmark Drive
              Miamisburg, Ohio 45342
              Attention:  T. Jackson Case

        (ii)  if to the Purchaser:

              EMC Mortgage Corporation
              Mac Arthur Ridge II,
              909 Hidden Ridge Drive, Suite 200
              Irving, Texas 75038
              Attention:  Mr. Edward Raice
              Telecopier No.:  (972) 444-2810

              With a copy to:

              Bear Stearns Mortgage Capital Corporation
              245 Park Avenue
              New York, New York 10167
              Attention:  Mary Haggerty

or such other address as may hereafter be furnished to the other party by like notice. Any such demand, notice or communication hereunder shall be deemed to have been received on the date delivered to or received at the premises of the addressee (as evidenced, in the case of registered or certified mail, by the date noted on the return receipt).

      Section 11.06  SEVERABILITY OF PROVISIONS.


      Any part, provision, representation or warranty of this Agreement and the related Term Sheet which is prohibited or which is held to be void or unenforceable shall be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof. Any part, provision, representation or warranty of this Agreement which is prohibited or unenforceable or is held to be void or unenforceable in any jurisdiction shall be ineffective, as to such jurisdiction, to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction as to any Mortgage Loan shall not invalidate or render unenforceable such provision in any other jurisdiction. To the extent permitted by applicable law, the parties hereto waive any provision of law that prohibits or renders void or unenforceable any provision hereof. If the invalidity of any part, provision, representation or warranty of this Agreement shall deprive any party of the economic benefit intended to be conferred by this Agreement, the parties shall negotiate, in good faith, to develop a structure the economic effect of which is nearly as possible the same as the economic effect of this Agreement without regard to such invalidity.

      Section 11.07  EXHIBITS.

      The exhibits to this Agreement are hereby incorporated and made a part hereof and are an integral part of this Agreement.

      Section 11.08  GENERAL INTERPRETIVE PRINCIPLES.

      For purposes of this Agreement, except as otherwise expressly provided or unless the context otherwise requires:

      (i) the terms defined in this Agreement have the meanings assigned to them in this Agreement and include the plural as well as the singular, and the use of any gender herein shall be deemed to include the other gender;

      (ii) accounting terms not otherwise defined herein have the meanings assigned to them in accordance with generally accepted accounting principles;

      (iii) references herein to "Articles", "Sections", Subsections", "Paragraphs", and other subdivisions without reference to a document are to designated Articles, Sections, Subsections, Paragraphs and other subdivisions of this Agreement;

      (iv)  a  reference  to  a  Subsection  without  further  reference  to a
Section is a reference to such Subsection as contained in the same Section in which the reference appears, and this rule shall also apply to Paragraphs and other subdivisions;

      (v) the words "herein", "hereof ", "hereunder" and other words of similar import refer to this Agreement as a whole and not to any particular provision;

      (vi) the term "include" or "including" shall mean without limitation by reason of enumeration; and

      (viii) headings of the Articles and Sections in this Agreement are for reference purposes only and shall not be deemed to have any substantive effect.

      Section 11.09  REPRODUCTION OF DOCUMENTS.

      This Agreement and all documents relating thereto, including, without limitation, (i) consents, waivers and modifications which may hereafter be executed, (ii) documents received by any party at the closing, and (iii) financial statements, certificates and other information previously or hereafter furnished, may be reproduced by any photographic, photostatic, microfilm, micro-card, miniature photographic or other similar process. The parties agree that any such reproduction shall be admissible in evidence as the original itself in any judicial or administrative proceeding, whether or not the original is in existence and whether or not such reproduction was made by a party in the regular course of business, and that any enlargement, facsimile or further reproduction of such reproduction shall likewise be admissible in evidence.

      Section 11.10  CONFIDENTIALITY OF INFORMATION.

      Each party recognizes that, in connection with this Agreement, it may become privy to non-public information regarding the financial condition, operations and prospects of the other party. Each party agrees to keep all non-public information regarding the other party strictly confidential, and to use all such information solely in order to effectuate the purpose of the Agreement, provided that each party may provide confidential information to its employees, agents and affiliates who have a need to know such information in order to effectuate the transaction, provided further that such information is identified as confidential non-public information. In addition, confidential information may be provided to a regulatory authority with supervisory power over Purchaser, provided such information is identified as confidential non-public information.

      Section 11.11  RECORDATION OF ASSIGNMENTS OF MORTGAGE.

      To the extent permitted by applicable law, each of the Assignments is subject to recordation in all appropriate public offices for real property records in all the counties or other comparable jurisdictions in which any or all of the Mortgaged Properties are situated, and in any other appropriate public recording office or elsewhere, such recordation to be effected by and at the Company's expense in the event recordation is either necessary under applicable law or requested by the Purchaser at its sole option.

      Section 11.12  ASSIGNMENT BY PURCHASER.

      The Purchaser shall have the right, without the consent of the Company, to assign, in whole or in part, its interest under this Agreement with respect to some or all of the Mortgage Loans, and designate any person to exercise any rights of the Purchaser hereunder, by executing an Assignment and Assumption Agreement substantially in the form of Exhibit D hereto and the assignee or designee shall accede to the rights and obligations hereunder of the Purchaser with respect to such Mortgage Loans. In no event shall Purchaser sell a partial interest in any Mortgage Loan without the written consent of Company, which consent shall not be unreasonably denied. All references to the Purchaser in this Agreement shall be deemed to include its assignee or designee.

      Section 11.13  NO PARTNERSHIP.

      Nothing herein contained shall be deemed or construed to create a co-partnership or joint venture between the parties hereto and the services of the Company shall be rendered as an independent contractor and not as agent for Purchaser.

      Section 11.14  EXECUTION: SUCCESSORS AND ASSIGNS.

      This Agreement may be executed in one or more counterparts and by the different parties hereto on separate counterparts, each of which, when so executed, shall be deemed to be an original; such counterparts, together, shall constitute one and the same agreement. Subject to Section 8.04, this Agreement shall inure to the benefit of and be binding upon the Company and the Purchaser and their respective successors and assigns.

      Section 11.15  ENTIRE AGREEMENT.

      The Company acknowledges that no representations, agreements or promises were made to the Company by the Purchaser or any of its employees other than those representations, agreements or promises specifically contained herein and in the Confirmation. The Confirmation and this Agreement and the related Term Sheet sets forth the entire understanding between the parties hereto; provided, however, only this Agreement and the related Term Sheet shall be binding upon all successors of both parties. In the event of any inconsistency between the Confirmation and this Agreement, this Agreement and the related Term Sheet shall control.

      Section 11.16. NO SOLICITATION.

      From and after the Closing Date, the Company agrees that it will not take any action or permit or cause any action to be taken by any of its agents or affiliates, to personally, by telephone or mail, solicit the borrower or obligor under any Mortgage Loan to refinance the Mortgage Loan, in whole or in part, without the prior written consent of the Purchaser. Notwithstanding the foregoing, it is understood and agreed that (i) promotions undertaken by the Company or any affiliate of the Company which are directed to the general public at large, or segments thereof, provided that no segment shall consist primarily of the Mortgage Loans, including, without limitation, mass mailing based on commercially acquired mailing lists, newspaper, radio and television advertisements, and customer portfolio and (ii) responses to unsolicited requests or inquiries made by a Mortgagor or an agent of a Mortgagor, shall not constitute solicitation under this
Section 11.16. This Section 11.16 shall not be deemed to preclude the Company or any of its affiliates from soliciting any Mortgagor for any other financial products or services. From and after the Closing Date, the
Purchaser agrees that it will not take any action or permit or cause any action to be taken by any of its agents or affiliates, or by any independent contractors on the Purchaser's behalf, to personally by telephone or mail, solicit the borrower or obligor under any Mortgage Loan to refinance the Mortgage Loan, in whole or in part, without the prior written consent of the Company,. In addition, the Purchaser or any of its affiliates shall not solicit any Mortgagor for any other financial products or services. Notwithstanding the foregoing, it is understood and agreed that (i) promotions undertaken by the Purchasr or any affiliate of the Purchaser which are directed to the general public at large, or segments thereof, provided that no segment shall consist primarily of the Mortgage Loans, including, without limitation, mass mailing based on commercially acquired mailing lists, newspaper, radio and television advertisements and (ii) responses to unsolicited requests or inquiries made by a Mortgagor or an agent of a Mortgagor, shall not constitute solicitation under this Section 11.16 The Company shall use its best efforts to prevent the sale of the name of any Mortgagor to any Person who is not affiliate of the Company.

      Section 11.17. CLOSING.

      The closing for the purchase and sale of the Mortgage Loans shall take place on the related Closing Date. The closing shall be either: by telephone, confirmed by letter or wire as the parties shall agree, or conducted in person, at such place as the parties shall agree.

      The closing for the Mortgage Loans to be purchased on the related Closing Date shall be subject to each of the following conditions:

      (a) at least one (1) Business Day prior to the related Closing Date, the Company shall deliver to the Purchaser a magnetic diskette, or transmit by modem, a listing on a loan-level basis of the information contained in the related Mortgage Loan Schedule attached to the related Term Sheet;

      (b) all of the representations and warranties of the Company under this Agreement shall be materially true and correct as of the related Closing Date and no event shall have occurred which, with notice or the passage of time, would constitute a material default under this Agreement;

      (c) the Purchaser shall have received, or the Purchaser's attorneys shall have received in escrow, all documents required pursuant to this Agreement, the related Term Sheet, an opinion of counsel and an officer's certificate, all in such forms as are agreed upon and acceptable to the Purchaser, duly executed by all signatories other than the Purchaser as required pursuant to the terms hereof;

      (d) the Company shall have delivered and released to the Purchaser (or its designee) on or prior to the related Closing Date all documents required pursuant to the terms of this Agreement and the related Term Sheet; and

      (e) all other terms and conditions of this Agreement, the related Term Sheet and the Confirmation shall have been materially complied with.

      Subject to the foregoing conditions, the Purchaser shall pay to the Company on the related Closing Date the Purchase Price, plus accrued interest pursuant to Section 2.02 of this Agreement, by wire transfer of immediately available funds to the account designated by the Company.

      Section 11.18. COOPERATION OF COMPANY WITH A RECONSTITUTION.

      The Company and the Purchaser agree that with respect to some or all of the Mortgage Loans, on or after the related Closing Date, on one or more dates (each a "Reconstitution Date") at the Purchaser's sole option, the Purchaser may effect a sale (each, a "Reconstitution") of some or all of the Mortgage Loans then subject to this Agreement, without recourse, to:

      (a) one or more third party purchasers in one or more in whole loan transfers (each, a "Whole Loan Transfer"); or

      (b) one or more trusts or other entities to be formed as part of one or more pass-through transfers (each, a "Pass-Through Transfer").

      The Company agrees to execute in connection with any agreements among the Purchaser, the Company, and any servicer in connection with a Whole Loan Transfer, an Assignment, Assumption and Recognition Agreement substantially in the form of Exhibit D hereto, or, at Purchaser's request, a seller's warranties and servicing agreement or a participation and servicing agreement or similar agreement in form and substance reasonably acceptable to the parties, and in connection with a Pass-Through Transfer, a pooling and servicing agreement in form and substance reasonably acceptable to the parties, (collectively the agreements referred to herein are designated, the "Reconstitution Agreements"). It is understood that any such Reconstitution Agreements will not contain any greater obligations on the part of Company than are contained in this Agreement.

      With respect to each Whole Loan Transfer and each Pass-Through Transfer entered into by the Purchaser, the Company agrees (1) to cooperate fully with the Purchaser and any prospective purchaser with respect to all reasonable requests and due diligence procedures; (2) to execute, deliver and perform all Reconstitution Agreements required by the Purchaser; (3) to restate the representations and warranties set forth in this Agreement as of the settlement or closing date in connection with such Reconstitution (each, a "Reconstitution Date"). In that connection, the Company shall provide to such servicer or issuer, as the case may be, and any other participants in such Reconstitution: (i) any and all information (including servicing portfolio information) and appropriate verification of information (including servicing portfolio information) which may be reasonably available to the Company, whether through letters of its auditors and counsel or otherwise, as the Purchaser or any such other participant shall request upon reasonable demand; and (ii) such additional representations, warranties, covenants, opinions of counsel, letters from auditors, and certificates of public officials or officers of the Company as are reasonably agreed upon by the Company and the Purchaser or any such other participant. In connection with each Pass-Through Transfer, the Company agrees to provide reasonable and customary indemnification to the Purchaser and its affiliates for disclosure contained in any offering document relating to the Company or its affiliates, the Mortgage Loans and the underwriting standards of the Mortgage Loans. The Purchaser shall be responsible for the costs relating to the delivery of such information. With respect to each Pass-Through Transfer, the Purchaser shall provide thirty (30) days notice of such transfer, unless otherwise agreed by the parties in the related Confirmation. With respect to each Whole Loan Transfer, limits on frequency of Reconstitution may be provided in the related Confirmation or related Term Sheet for the related Mortgage Loans.

      All Mortgage Loans not sold or transferred pursuant to a Reconstitution shall remain subject to, and serviced in accordance with the terms of, this Agreement and the related Term Sheet, and with respect thereto this Agreement and the related Term Sheet shall remain in full force and effect.

      IN WITNESS WHEREOF, the Company and the Purchaser have caused their names to be signed hereto by their respective officers thereunto duly authorized as of the day and year first above written.

                                        EMC MORTGAGE CORPORATION
                                        Purchaser


                                        By:
                                           -----------------------------
                                        Name:
                                        Title:


                                        NATIONAL CITY MORTGAGE COMPANY
                                        Company

                                        By:
                                           -----------------------------
                                        Name:
                                        Title:

                                  EXHIBIT A
                          CONTENTS OF MORTGAGE FILE

      With respect to each Mortgage Loan, the Mortgage File shall include each of the following items, which shall be available for inspection by the Purchaser, and which shall be retained by the Company in the Servicing File or delivered to the Purchaser or its designee pursuant to Sections 2.04 and
2.05 of the Purchase, Warranties and Servicing Agreement.

      1. The original Mortgage Note endorsed "Pay to the order of ________________________, without recourse," and signed via original signature in the name of the Company by an authorized officer, with all intervening endorsements showing a complete chain of title from the originator to the Company, together with any applicable riders. In no event may an endorsement be a facsimile endorsement. If the Mortgage Loan was acquired by the Company in a merger, the endorsement must be by "[Company], successor by merger to the [name of predecessor]". If the Mortgage Loan was acquired or originated by the Company while doing business under another name, the endorsement must be by "[Company] formerly known as [previous name]". Mortgage Notes may be in the form of a lost note affidavit subject to Purchaser acceptability.

      2. The original Mortgage (together with a standard adjustable rate mortgage rider) with evidence of recording thereon, or a copy thereof certified by the public recording office in which such mortgage has been recorded or, if the original Mortgage has not been returned from the applicable public recording office, a true certified copy, certified by the Company.

      3. The original or certified copy, certified by the Company, of the Primary Mortgage Insurance Policy or Lender Primary Mortgage Insurance Policy, if required.

      4. The original Assignment, from the Company to ___________________________, or in accordance with Purchaser's instructions, which assignment shall, but for any blanks requested by Purchaser, be in form and substance acceptable for recording. If the Mortgage Loan was acquired or originated by the Company while doing business under another name, the Assignment must be by "[Company] formerly known as [previous name]". If the Mortgage Loan was acquired by the Company in a merger, the endorsement must be by "[Company], successor by merger to the [name of predecessor]". None of the Assignments are blanket assignments of mortgage.

      5. The original policy of title insurance, including riders and endorsements thereto, or if the policy has not yet been issued, a written commitment or interim binder or preliminary report of title issued by the title insurance or escrow company.

      6. Originals of all recorded intervening Assignments, or copies thereof, certified by the public recording office in which such Assignments have been recorded showing a complete chain of title from the originator to the Company, with evidence of recording thereon, or a copy thereof certified by the public recording office in which such Assignment has been recorded or, if the original Assignment has not been returned from the applicable public recording office, a true certified copy, certified by the Company.

      7. Originals, or copies thereof certified by the public recording office in which such documents have been recorded, of each assumption, extension, modification, written assurance or substitution agreements, if applicable, or if the original of such document has not been returned from the applicable public recording office, a true certified copy, certified by the Company.

      8. If the Mortgage Note or Mortgage or any other material document or instrument relating to the Mortgage Loan has been signed by a person on behalf of the Mortgagor, the original or copy of power of attorney or other instrument that authorized and empowered such person to sign bearing evidence that such instrument has been recorded, if so required in the appropriate jurisdiction where the Mortgaged Property is located, or a copy thereof certified by the public recording office in which such instrument has been recorded or, if the original instrument has not been returned from the applicable public recording office, a true certified copy, certified by the Company.

      9.    reserved.

      10. Mortgage Loan closing statement (Form HUD-1) and any other truth-in-lending or real estate settlement procedure forms required by law.

      11.   Residential loan application.

      12.   Uniform  underwriter  and  transmittal  summary  (Fannie  Mae Form
1008) or reasonable equivalent.

      13.   Credit report on the mortgagor.

      14.   Business credit report, if applicable.

      15.   Residential appraisal report and attachments thereto.

      16. The original of any guarantee executed in connection with the Mortgage Note.

      17. Verification of employment and income except for Mortgage Loans originated under a limited documentation program, all in accordance with Company's underwriting guidelines.

      18. Verification of acceptable evidence of source and amount of down payment, in accordance with Company's underwriting guidelines.

      19.   Photograph of the Mortgaged Property (may be part of appraisal).

      20.   Survey of the Mortgaged Property, if any.

      21.   Sales contract, if applicable.

      22. If available, termite report, structural engineer's report, water portability and septic certification.

      23. Any original security agreement, chattel mortgage or equivalent executed in connection with the Mortgage.

      24.   Name affidavit, if applicable.

      Notwithstanding anything to the contrary herein, Company may provide one certificate for all of the Mortgage Loans indicating that the documents were delivered for recording.

                                  EXHIBIT B

                      CUSTODIAL ACCOUNT LETTER AGREEMENT

                             ______________, 2001

To:     [_______________________]
        (the "Depository")


      As "Company" under the Purchase, Warranties and Servicing Agreement, dated as of October 1, 2001 (the "Agreement"), we hereby authorize and request you to establish an account, as a Custodial Account pursuant to
Section 4.04 of the Agreement, to be designated as " National City Mortgage Company, in trust for the [Purchaser], Owner of Mortgage Loans". All deposits in the account shall be subject to withdrawal therefrom by order signed by the Company. This letter is submitted to you in duplicate. Please execute and return one original to us.

                                        NATIONAL CITY MORTGAGE COMPANY

                                        By:
                                              ---------------------------
                                        Name:
                                              ---------------------------
                                        Title:
                                              ---------------------------

      The undersigned, as "Depository", hereby certifies that the above described account has been established under Account Number [__________], at the office of the depository indicated above, and agrees to honor withdrawals on such account as provided above. The full amount deposited at any time in the account will be insured up to applicable limits by the Federal Deposit Insurance Corporation through the Bank Insurance Fund or the Savings Association Insurance Fund or will be invested in Permitted Investments as defined in the Agreement.

                                        [---------------------------]

                                        By:
                                              ---------------------------
                                        Name:
                                              ---------------------------
                                        Title:
                                              ---------------------------

                                  EXHIBIT C

                       ESCROW ACCOUNT LETTER AGREEMENT
                             _____________, 2001

To:     [_______________________]
        (the "Depository")


      As "Company" under the Purchase Warranties and Servicing Agreement, dated as of October 1, 2001 (the "Agreement"), we hereby authorize and request you to establish an account, as an Escrow Account pursuant to Section
4.06 of the Agreement, to be designated as "National City Mortgage Company, in trust for the [Purchaser], Owner of Mortgage Loans, and various Mortgagors." All deposits in the account shall be subject to withdrawal therefrom by order signed by the Company. This letter is submitted to you in duplicate. Please execute and return one original to us.

                                        NATIONAL CITY MORTGAGE COMPANY


                                        By:
                                              ---------------------------
                                        Name:
                                              ---------------------------
                                        Title:
                                              ---------------------------

      The  undersigned,  as  "Depository",  hereby  certifies  that the  above described account has been established under Account Number __________, at the office of the depository indicated above, and agrees to honor withdrawals on such account as provided above. The full amount deposited at any time in the account will be insured up to applicable limits by the Federal Deposit Insurance Corporation through the Bank Insurance Fund or the Savings Association Insurance Fund or will be invested in Permitted Investments as defined in the Agreement.

                                        [---------------------------]


                                        By:
                                              ---------------------------
                                        Name:
                                              ---------------------------
                                        Title:
                                              ---------------------------

                                  EXHIBIT D

           FORM OF ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT

      This is a Purchase, Assignment, Assumption and Recognition Agreement (this "PAAR Agreement") made as of __________, 200__, among EMC Mortgage Corporation (the "Assignor"), ___________________ (the "Assignee"), and _______________________ (the "Company").

      In consideration of the mutual promises contained herein the parties hereto agree that the residential mortgage loans (the "Assigned Loans") listed on Attachment 1 annexed hereto (the "Assigned Loan Schedule") now serviced by Company for Assignor and its successors and assigns pursuant to the Purchase, Warranties and Servicing Agreement, dated as of _________, 200__, between Assignor and Company (the "Purchase Agreement") shall be subject to the terms of this PAAR Agreement. Capitalized terms used herein but not defined shall have the meanings ascribed to them in the Purchase Agreement.

                     PURCHASE, ASSIGNMENT AND ASSUMPTION

      1. Assignor hereby grants, transfers and assigns to Assignee all of the right, title and interest of Assignor in the Assigned Loans and, as they relate to the Assigned Loans, all of its right, title and interest in, to and under the Purchase Agreement.

      2. Simultaneously with the execution hereof, (i) Assignee shall pay to Assignor the "Funding Amount" as set forth in that certain letter agreement, dated as of _________ ____, between Assignee and Assignor (the "Confirmation") and (ii) Assignor, at its expense, shall have caused to be delivered to Assignee or its designee the Mortgage File for each Assigned Loan in Assignor's or its custodian's possession, as set forth in the Purchase Agreement, along with, for each Assigned Loan, an endorsement of the Mortgage Note from the applicable Company, in blank, and an assignment of mortgage in recordable form from the applicable Company, in blank. Assignee shall pay the Funding Amount by wire transfer of immediately available funds to the account specified by Assignor. Assignee shall be entitled to all scheduled payments due on the Assigned Loans after ___________, 200__ and all unscheduled payments or other proceeds or other recoveries on the Assigned Loans received on and after _____________, 200__.

                  REPRESENTATIONS, WARRANTIES AND COVENANTS

      3. Assignor warrants and represents to Assignee and Company as of the date hereof:

      (a) Attached hereto as Attachment 2 is a true and accurate copy of the Purchase Agreement, which agreement is in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any respect, nor has any notice of termination been given thereunder;

      (b) Assignor is the lawful owner of the Assigned Loans with full right to transfer the Assigned Loans and any and all of its interests, rights and obligations under the Purchase Agreement as they relate to the Assigned Loans, free and clear from any and all claims and encumbrances; and upon the transfer of the Assigned Loans to Assignee as contemplated herein, Assignee shall have good title to each and every Assigned Loan, as well as any and all of Assignee's interests, rights and obligations under the Purchase Agreement as they relate to the Assigned Loans, free and clear of any and all liens, claims and encumbrances;

      (c) There are no offsets, counterclaims or other defenses available to Company with respect to the Assigned Loans or the Purchase Agreement;

      (d) Assignor has no knowledge of, and has not received notice of, any waivers under, or any modification of, any Assigned Loan;

      (e) Assignor is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to acquire, own and sell the Assigned Loans;

      (f) Assignor has full corporate power and authority to execute, deliver and perform its obligations under this PAAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this PAAR Agreement is in the ordinary course of Assignor's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Assignor's charter or by-laws or any legal restriction, or any material agreement or instrument to which Assignor is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignor or its property is subject. The execution, delivery and performance by Assignor of this PAAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of Assignor. This PAAR Agreement has been duly executed and delivered by Assignor and, upon the due authorization, execution and delivery by Assignee and Company, will constitute the valid and legally binding obligation of Assignor enforceable against Assignor in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

      (g) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignor in connection with the execution, delivery or performance by Assignor of this PAAR Agreement, or the consummation by it of the transactions contemplated hereby; and

      (h) Neither Assignor nor anyone acting on its behalf has offered, transferred, pledged, sold or otherwise disposed of the Assigned Loans or any interest in the Assigned Loans, or solicited any offer to buy or accept a transfer, pledge or other disposition of the Assigned Loans, or any interest in the Assigned Loans or otherwise approached or negotiated with respect to the Assigned Loans, or any interest in the Assigned Loans with any Person in any manner, or made any general solicitation by means of general advertising or in any other manner, or taken any other action which would constitute a distribution of the Assigned Loans under the Securities Act of 1933, as amended (the "1933 Act") or which would render the disposition of the Assigned Loans a violation of Section 5 of the 1933 Act or require registration pursuant thereto.


      4. Assignee warrants and represents to, and covenants with, Assignor and Company as of the date hereof:


      (a) Assignee is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization and has all requisite power and authority to acquire, own and purchase the Assigned Loans;

      (b) Assignee has full corporate power and authority to execute, deliver and perform its obligations under this PAAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this PAAR Agreement is in the ordinary course of Assignee's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Assignee's charter or by-laws or any legal restriction, or any material agreement or instrument to which Assignee is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignee or its property is subject. The execution, delivery and performance by Assignee of this PAAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of Assignee. This PAAR Agreement has been duly executed and delivered by Assignee and, upon the due authorization, execution and delivery by Assignor and Company, will constitute the valid and legally binding obligation of Assignee enforceable against Assignee in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

      (c) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignee in connection with the execution, delivery or performance by Assignee of this PAAR Agreement, or the consummation by it of the transactions contemplated hereby; and

      (d) Assignee agrees to be bound as "Purchaser" by all of the terms, covenants and conditions of the Purchase Agreement with respect to the Assigned Loans, and from and after the date hereof, Assignee assumes for the benefit of each of Assignor and Company all of Assignor's obligations as "Purchaser" thereunder but solely with respect to such Assigned Loans.

      5. Company warrants and represents to, and covenant with, Assignor and Assignee as of the date hereof:

      (a) Attached hereto as Attachment 2 is a true and accurate copy of the Purchase Agreement, which agreement is in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any respect, nor has any notice of termination been given thereunder;

      (b) Company is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to service the Assigned Loans and otherwise to perform its obligations under the Purchase Agreement;

      (c) Company has full corporate power and authority to execute, deliver and perform its obligations under this PAAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this PAAR Agreement is in the ordinary course of Company's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Company's charter or by-laws or any legal restriction, or any material agreement or instrument to which Company is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Company or its property is subject. The execution, delivery and performance by Company of this PAAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of Company. This PAAR Agreement has been duly executed and delivered by Company, and, upon the due authorization, execution and delivery by Assignor and Assignee, will constitute the valid and legally binding obligation of Company, enforceable against Company in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

      (d) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignee in connection with the execution, delivery or performance by Company of this PAAR Agreement, or the consummation by it of the transactions contemplated hereby; and

      (e) No event has occurred from the Closing Date to the date hereof which would render the representations and warranties as to the related Assigned Loans made by the Company in Sections 3.01 and 3.02 of the Purchase Agreement to be untrue in any material respect.

                           RECOGNITION OF ASSIGNEE

      6. From and after the date hereof, Company shall recognize Assignee as owner of the Assigned Loans and will service the Assigned Loans in accordance with the Purchase Agreement. It is the intention of Assignor, Company and Assignee that this PAAR Agreement shall be binding upon and for the benefit of the respective successors and assigns of the parties hereto. Neither Company nor Assignor shall amend or agree to amend, modify, waiver, or otherwise alter any of the terms or provisions of the Purchase Agreement which amendment, modification, waiver or other alteration would in any way affect the Assigned Loans without the prior written consent of Assignee.


                                MISCELLANEOUS

      7. All demands, notices and communications related to the Assigned Loans, the Purchase Agreement and this PAAR Agreement shall be in writing and shall be deemed to have been duly given if personally delivered at or mailed by registered mail, postage prepaid, as follows:


        (a)   In the case of Company,

              --------------------
              --------------------
              --------------------
              --------------------
              --------------------
              With a copy to ______________________________________.

        (b)   In the case of Assignor,

              --------------------
              --------------------
              --------------------
              --------------------
              --------------------

        (c)   In the case of Assignee,

              EMC Mortgage Corporation
              Mac Arthur Ridge II
              909 Hidden Ridge Drive, Suite 200
              Irving, Texas 75038
              Attention:  Mr. Edward Raice
              Telecopier No.:  (972) 444-2810

              with a copy  to:

              -------------------
              245 Park Avenue
              New York, New York 10167
              Attention: ___________
              Telecopier No.:  (212) 272-____

      8. Each party will pay any commissions it has incurred and the fees of its attorneys in connection with the negotiations for, documenting of and closing of the transactions contemplated by this PAAR Agreement.

      9. This PAAR Agreement shall be construed in accordance with the laws of the State of New York, without regard to conflicts of law principles, and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

      10. No term or provision of this PAAR Agreement may be waived or modified unless such waiver or modification is in writing and signed by the party against whom such waiver or modification is sought to be enforced.

      11. This PAAR Agreement shall inure to the benefit of the successors and assigns of the parties hereto. Any entity into which Assignor, Assignee or Company may be merged or consolidated shall, without the requirement for any further writing, be deemed Assignor, Assignee or Company, respectively, hereunder.

      12. This PAAR Agreement shall survive the conveyance of the Assigned Loans, the assignment of the Purchase Agreement to the extent of the Assigned Loans by Assignor to Assignee and the termination of the Purchase Agreement.

      13. This PAAR Agreement may be executed simultaneously in any number of counterparts. Each counterpart shall be deemed to be an original and all such counterparts shall constitute one and the same instrument.

      14. In the event that any provision of this PAAR Agreement conflicts with any provision of the Purchase Agreement with respect to the Assigned Loans, the terms of this PAAR Agreement shall control. In the event that any provision of this PAAR Agreement conflicts with any provision of the Confirmation with respect to the Assigned Loans, the terms of this PAAR Agreement shall control.


                     [MODIFICATION OF PURCHASE AGREEMENT

15.   The Company and Assignor hereby amend the Purchase Agreement as follows:

      (a) The following definitions are added to Section 1.01 of the Purchase Agreement:

      SECURITIES ADMINISTRATOR:
                                  ------------------------

      SUPPLEMENTAL PMI INSURER:
                                  ------------------------

      SUPPLEMENTAL PMI POLICY:The primary guarantee insurance policy of the Supplemental PMI Insurer attached hereto as Exhibit J, or any successor Supplemental PMI Policy given to the Servicer by the Assignee.

      TRUSTEE:
                  ------------------------

      (b)   The following definition is amended and restated:

      INSURANCE PROCEEDS: Proceeds of any Primary Mortgage Insurance Policy or Lender Primary Mortgage Insurance Policy, the Supplemental PMI Policy, any title policy, any hazard insurance policy or any other insurance policy covering a Mortgage Loan or other related Mortgaged
      Property, including any amounts required to be deposited in the Custodial Account pursuant to Section 4.04, to the extent such proceeds are not to be applied to the restoration of the related Mortgaged Property or released to the Mortgagor in accordance with Accepted Servicing Practices.

      (c) The following are added as the fourth, fifth and sixth paragraphs of Section 4.08:

      "In connection with its activities as servicer, the Company agrees to prepare and present, on behalf of itself and the Purchaser, claims to the Supplemental PMI Insurer with respect to the Supplemental PMI Policy and, in this regard, to take such action as shall be necessary to permit recovery under any Supplemental PMI Policy respecting a defaulted Mortgage Loan. Pursuant to Section 4.04, any amounts collected by the Company under any Supplemental PMI Policy shall be deposited in the Custodial Account, subject to withdrawal pursuant to Section 4.05.

      In accordance with the Supplemental PMI Policy, the Company shall provide to the Supplemental PMI Insurer any required information regarding the Mortgage Loans.

      The Company shall provide to the [Securities Administrator] on a monthly basis via computer tape, or other mutually acceptable format, the unpaid principal balance, insurer certificate number, lender loan number, and premium due the Supplemental PMI Insurer for each Mortgage Loan covered by the Supplemental PMI Policy. In addition, the Company agrees to forward to the Purchaser and the [Securities Administrator] any statements or other reports given by the Supplemental PMI Insurer to the Servicer in connection with a claim under the Supplemental PMI Policy."

      (d)   Clause (vi) of Section 6.1 is amended to read as follows:

      "Company ceases to be approved by either Fannie Mae or FHLMC as a mortgage loan seller or servicer for more than thirty days, or the Company fails to meet the servicer eligibility requirements of the Supplemental PMI Insurer; or"]

      IN  WITNESS  WHEREOF,   the  parties  hereto  have  executed  this  PAAR
Agreement as of the day and year first above written.

                                        EMC MORTGAGE CORPORATION
                                        Assignor


                                        By:
                                              ---------------------------
                                        Name:
                                              ---------------------------
                                        Title:
                                              ---------------------------


                                        Assignee


                                        By:
                                              ---------------------------
                                        Name:
                                              ---------------------------
                                        Title:
                                              ---------------------------


                                        Company


                                        By:
                                              ---------------------------
                                        Name:
                                              ---------------------------
                                        Title:
                                              ---------------------------

                                 ATTACHMENT 1

                            ASSIGNED LOAN SCHEDULE

                                 ATTACHMENT 2

                 PURCHASE, WARRANTIES AND SERVICING AGREEMENT

                                  EXHIBIT E

                            FORM OF TRIAL BALANCE

                                  EXHIBIT G

                 REQUEST FOR RELEASE OF DOCUMENTS AND RECEIPT

RE:             Mortgage Loan #________________________________________________
BORROWER:                      ________________________________________________
PROPERTY:                      ________________________________________________


Pursuant to a Purchase, Warranties and Servicing Agreement (the "Agreement") between the Company and the Purchaser, the undersigned hereby certifies that he or she is an officer of the Company requesting release of the documents for the reason specified below. The undersigned further certifies that:

(Check one of the items below)

_____ On _________________, the above captioned mortgage loan was paid in full or that the Company has been notified that payment in full has been or will be escrowed. The Company hereby certifies that all amounts with respect to this loan which are required under the Agreement have been or will be deposited in the Custodial Account as required.

_____ The above captioned loan is being repurchased pursuant to the terms of the Agreement. The Company hereby certifies that the repurchase price has been credited to the Custodial Account as required under the Agreement.

_____ The above captioned loan is being placed in foreclosure and the original documents are required to proceed with the foreclosure action. The Company hereby certifies that the documents will be returned to the Purchaser in the event of reinstatement.

_____ Other (explain)

----------------------------------------------------------
----------------------------------------------------------

All capitalized terms used herein and not defined shall have the meanings assigned to them in the Agreement.

      Based on this certification and the indemnities provided for in the Agreement, please release to the Company all original mortgage documents in your possession relating to this loan.


RE:             Mortgage Loan #________________________________________________
BORROWER:                      ________________________________________________
PROPERTY:                      ________________________________________________


Dated:
      ----------------

By:
    ---------------------------------
          Signature

    ---------------------------------
          Title


Send documents to:
                        ---------------------------------------------
----------------------------------------------------------
----------------------------------------------------------

Acknowledgement:

      Purchaser hereby acknowledges that all original documents previously released on the above captioned mortgage loan have been returned and received by the Purchaser.


Dated:
      ----------------

By:
    ---------------------------------
          Signature

    ---------------------------------
          Title

                                  EXHIBIT H

                      COMPANY'S UNDERWRITING GUIDELINES

                                  EXHIBIT I


                                  TERM SHEET

      This TERM SHEET (the "Term Sheet") dated _____________, between National City Mortgage Company, a ________ corporation, located at 3232
Newmark Drive, Miamisburg, Ohio 45342 (the "Company") and EMC Mortgage Corporation, a Delaware corporation, located at ______________ (the "Purchaser") is made pursuant to the terms and conditions of that certain Purchase, Warranties and Servicing Agreement (the "Agreement") dated as of October 1, 2001, between the Company and the Purchaser, the provisions of which are incorporated herein as if set forth in full herein, as such terms and conditions may be modified or supplemented hereby. All initially capitalized terms used herein unless otherwise defined shall have the meanings ascribed thereto in the Agreement.

      The Purchaser hereby purchases from the Company and the Company hereby sells to the Purchaser, all of the Company's right, title and interest in and to the Mortgage Loans described on the Mortgage Loan Schedule annexed hereto as SCHEDULE I, pursuant to and in accordance with the terms and conditions set forth in the Agreement, as same may be supplemented or modified hereby. Hereinafter, the Company shall service the Mortgage Loans for the benefit of the Purchaser and all subsequent transferees of the Mortgage Loans pursuant to and in accordance with the terms and conditions set forth in the Agreement.

1.    DEFINITIONS

      For purposes of the Mortgage Loans to be sold pursuant to this Term Sheet, the following terms shall have the following meanings:

AGGREGATE PRINCIPAL BALANCE
(AS OF THE CUT-OFF DATE):

CLOSING DATE:

CUSTODIAN:

CUT-OFF DATE:

INITIAL WEIGHTED AVERAGE
MORTGAGE LOAN REMITTANCE RATE:

MORTGAGE LOAN:

PURCHASE PRICE PERCENTAGE:

SERVICING FEE RATE:

ADDITIONAL CLOSING CONDITIONS:

In addition to the conditions specified in the Agreement, the obligation of each of the Company and the Purchaser is subject to the fulfillment, on or prior to the applicable Closing Date, of the following additional
conditions:   [None].

ADDITIONAL LOAN DOCUMENTS:

In addition to the contents of the Mortgage File specified in the Agreement, the following documents shall be delivered with respect to the Mortgage
Loans:   [None]

[ADDITIONAL] [MODIFICATION] OF REPRESENTATIONS AND WARRANTIES:

      [In addition to the representations and warranties set forth in the Agreement, as of the date hereof, the Company makes the following additional representations and warranties with respect to the Mortgage Loans: [None]. [Notwithstanding anything to the contrary set forth in the Agreement, with respect to each Mortgage Loan to be sold on the Closing Date, the representation and warranty set forth in Section ______ of the Agreement shall be modified to read as follows:]

      Except as modified herein, Section ______ of the Agreement shall remain in full force and effect as of the date hereof.

      IN WITNESS WHEREOF, the parties hereto have caused their names to be signed hereto by their respective duly authorized officers as of the date first above written.


                                        NATIONAL CITY MORTGAGE COMPANY


                                        By:
                                              ---------------------------
                                        Name:
                                              ---------------------------
                                        Title:
                                              ---------------------------

                                        EMC MORTGAGE CORPORATION


                                        By:
                                              ---------------------------
                                        Name:
                                              ---------------------------
                                        Title:
                                              ---------------------------

                                  SCHEDULE I

                            MORTGAGE LOAN SCHEDULE

                               AMENDMENT REG AB
             TO THE PURCHASE, WARRANTIES AND SERVICING AGREEMENT

            This is Amendment Reg AB (the "AMENDMENT REG AB"), dated as of March 1, 2006 (the "AMENDMENT DATE"), by and between EMC Mortgage Corporation (the "PURCHASER"), and National City Mortgage, Co. (the "COMPANY") to that certain Seller's Purchase, Warranties and Servicing Agreement dated as of October 1, 2001 between the Company and the Purchaser (the "AGREEMENT").

                             W I T N E S S E T H

            WHEREAS, the Company and the Purchaser have agreed, subject to the terms and conditions of this Amendment Reg AB that the Agreement be amended to reflect certain agreed upon revisions to the terms of the Agreement.

            Accordingly, the Company and the Purchaser hereby agree, in consideration of the mutual premises and mutual obligations set forth herein, that the Agreement is hereby amended as follows:

                                DEFINED TERMS

[Capitalized terms not defined are presumed to be defined in the applicable Agreement.]

      COMMISSION:  The United States Securities and Exchange Commission.

      COMPANY INFORMATION:  As defined in Section 7(a).

      DEPOSITOR: The depositor, as such term is defined in Regulation AB, with respect to any Securitization Transaction.

      EXCHANGE ACT.  The Securities Exchange Act of 1934, as amended.

      MASTER SERVICER: With respect to any Securitization Transaction, the "master servicer," if any, identified in the related transaction documents.

      QUALIFIED CORRESPONDENT: Any Person from which the Company purchased Mortgage Loans, provided that the following conditions are satisfied: (i) such Mortgage Loans were originated pursuant to an agreement between the Company and such Person that contemplated that such Person would underwrite mortgage loans from time to time, for sale to the Company, in accordance with underwriting guidelines designated by the Company ("Designated Guidelines") or guidelines that do not vary materially from such Designated Guidelines;
(ii) such Mortgage Loans were in fact underwritten as described in clause (i) above and were acquired by the Company within 180 days after origination;
(iii) either (x) the Designated Guidelines were, at the time such Mortgage Loans were originated, used by the Company in origination of mortgage loans of the same type as the Mortgage Loans for the Company's own account or (y) the Designated Guidelines were, at the time such Mortgage Loans were underwritten, designated by the Company on a consistent basis for use by lenders in originating mortgage loans to be purchased by the Company; and
(iv) the Company employed, at the time such Mortgage Loans were acquired by the Company, pre-purchase or post-purchase quality assurance procedures (which may involve, among other things, review of a sample of mortgage loans purchased during a particular time period or through particular channels) designed to ensure that Persons from which it purchased mortgage loans properly applied the underwriting criteria designated by the Company. For the avoidance of doubt, a "Qualified Correspondent" includes a "table broker" or mortgage lender that originates loans underwritten and funded by the Company or an Affiliate of the Company.

      RECONSTITUTION:  Any Securitization Transaction or Whole Loan Transfer.

      RECONSTITUTION   AGREEMENT:   Any  servicing  agreement  relating  to  a
Reconstitution.

      REGULATION AB: Subpart  229.1100 - Asset Backed  Securities  (Regulation
AB), 17 C.F.R. ss.ss.229.1100-229.1123, as such may be amended from time to time, and subject to such clarification and interpretation as have been provided by the Commission in the adopting release (Asset-Backed Securities, Securities Act Release No. 33-8518, 70 Fed. Reg. 1,506, 1,531 (Jan. 7, 2005))
or by the staff of the Commission, or as may be provided by the Commission or its staff from time to time.

      SECURITIES ACT:  The Securities Act of 1933, as amended.

      SECURITIZATION TRANSACTION. Any transaction involving either (1) a sale or other transfer of some or all of the Mortgage Loans directly or indirectly to an issuing entity in connection with an issuance of publicly offered or privately placed, rated or unrated mortgage-backed securities or
(2) an issuance of publicly offered or privately placed, rated or unrated securities, the payments on which are determined primarily by reference to one or more portfolios of residential mortgage loans consisting, in whole or in part, of some or all of the Mortgage Loans.

      SERVICER:  As defined in Section 3(c).

      SERVICING CRITERIA: The "servicing criteria" set forth in Item 1122(d) of Regulation AB, as such may be amended from time to time.

      STATIC POOL INFORMATION: Static pool information as described in Item 1105(a)(1)-(3) and 1105(c) of Regulation AB.

      SUBCONTRACTOR: Any vendor, subcontractor or other Person that is not responsible for the overall servicing (as "servicing" is commonly understood by participants in the mortgage-backed securities market) of Mortgage Loans but performs one or more discrete material functions identified in Item 1122(d) of Regulation AB with respect to Mortgage Loans under the direction or authority of the Company or a Subservicer.

      SUBSERVICER: Any Person that services Mortgage Loans on behalf of the Company or any Subservicer and is responsible for the performance (whether directly or through Subservicers or Subcontractors) of a substantial portion of the material servicing functions required to be performed by the Company under this Agreement or any Reconstitution Agreement that are identified in
Item 1122(d) of Regulation AB; provided, however, that the term "Subservicer" shall not include any master servicer, or any special servicer other than the Company engaged at the request of a Depositor, Purchaser or investor in a Securitization Transaction, nor any "back-up servicer" or trustee performing servicing functions on behalf of a Securitization Transaction.

      THIRD-PARTY   ORIGINATOR:   Each   Person,   other   than  a   Qualified
Correspondent, that originated Mortgage Loans acquired by the Company and shall not include a mortgage broker that does not fund loans.

      WHOLE LOAN TRANSFER: Any sale or transfer of some or all of the Mortgage Loans, other than a Securitization Transaction.

                                  ARTICLE 1
                        COMPLIANCE WITH REGULATION AB

      Section 1  INTENT OF THE PARTIES.

      The Purchaser and the Company  acknowledge and agree that the purpose of
Article 1 of this Agreement is to facilitate compliance by the Purchaser and any Depositor with the provisions of Regulation AB and related rules and regulations of the Commission. Although Regulation AB is applicable by its terms only to offerings of asset-backed securities that are registered under the Securities Act, the Company acknowledges that investors in privately offered securities may require that the Purchaser or any Depositor provide comparable disclosure in unregistered offerings and will provide such comparable disclosure in unregistered offerings to the extent such disclosure becomes consistent with industry practice. References in this Agreement to compliance with Regulation AB include provision of comparable disclosure in private offerings. Neither the Purchaser nor any Depositor shall exercise its right to request (if any request is required) delivery of information or other performance under these provisions other than in good faith, or for purposes other than compliance with the provisions of the Securities Act, the Exchange Act and the rules and regulations of the Commission thereunder (or the provision in a private offering of disclosure comparable to that required under the Securities Act). The Company acknowledges that interpretations of the requirements of Regulation AB may change over time, whether due to interpretive guidance provided by the Commission or its staff, consensus among participants in the asset-backed securities markets, advice of counsel, or otherwise, and agrees to comply with reasonable requests made by the Purchaser, any Master Servicer or any Depositor in good faith for delivery of information under these provisions on the basis of evolving interpretations of Regulation AB. In connection with any Securitization Transaction, the Company shall cooperate as set forth herein with the Purchaser to deliver to the Purchaser (including any of its assignees or designees) and any Depositor, any and all statements, reports, certifications, records and any other information necessary in the good faith determination of the Purchaser or any Depositor to permit the Purchaser or such Depositor to comply with the provisions of Regulation AB, together with such disclosures relating to the Company, any Subservicer, any Third-Party Originator and the Mortgage Loans, or the servicing of the Mortgage Loans, reasonably believed by the Purchaser or any Depositor to be necessary in order to effect such compliance.

      Section 2  Additional Representations and Warranties of the Company.

      (a) The Company shall be deemed to represent to the Purchaser and to any Depositor, as of the date on which information is first provided to the Purchaser or any Depositor under Section 3 that, except as disclosed in writing to the Purchaser or such Depositor prior to such date and unless otherwise disclosed in such information provided under Section 3: (i) the Company is not aware and has not received notice that any default, early amortization or other performance triggering event has occurred as to any other securitization due to any act or failure to act of the Company; (ii) the Company has not been terminated as servicer in a residential mortgage loan securitization, either due to a servicing default or to application of a servicing performance test or trigger; (iii) no material noncompliance with the applicable servicing criteria with respect to other securitizations of residential mortgage loans involving the Company as servicer has been disclosed or reported by the Company; (iv) no material changes to the Company's policies or procedures with respect to the servicing function it will perform under this Agreement and any Reconstitution Agreement for mortgage loans of a type similar to the Mortgage Loans have occurred during the three-year period immediately preceding the scheduled closing date of the related Securitization Transaction; (v) there are no aspects of the Company's financial condition that could have a material adverse effect on the performance by the Company of its servicing obligations under this Agreement or any Reconstitution Agreement; (v) there are no material legal or governmental proceedings pending (or known to be contemplated by Government authorities) against the Company, or to the knowledge of the Company, any Subservicer or any Third-Party Originator; and (vi) there are no affiliations, relationships or transactions relating to the Company, any Subservicer or any Third-Party Originator with respect to any Securitization Transaction and any party thereto identified by the related Depositor of a type described in Item 1119 of Regulation AB.

      (b) If so requested by the Purchaser or any Depositor on any date following the date on which information is first provided to the Purchaser or any Depositor under Section 3, the Company shall, within five business days following such request, confirm in writing the accuracy of the representations and warranties set forth in paragraph (a) of this Section or, if any such representation and warranty is not accurate as of the date of such request, provide reasonably adequate disclosure of the pertinent facts, in writing, to the requesting party.

      Section 3  INFORMATION TO BE PROVIDED BY THE COMPANY.

      In connection with any Securitization Transaction the Company shall (i) within five business days following request by the Purchaser or any Depositor, provide to the Purchaser and such Depositor (or, as applicable, cause each Third-Party Originator and each Subservicer to provide), in writing, or in a mutually agreed upon electronic format, and in form and substance reasonably satisfactory to the Purchaser and such Depositor, the information and materials specified in paragraphs (a), (b), (c) and (f) of this Section, and (ii) as promptly as practicable following notice to or discovery by the Company, provide to the Purchaser and any Depositor (in writing, or in a mutually agreed upon electronic format, and in form and substance reasonably satisfactory to the Purchaser and such Depositor) the information specified in paragraph (d) of this Section.

      (a) If so requested by the Purchaser or any Depositor, the Company shall provide (or cause each Third-Party Originator or Subservicer, as applicable, to provide) such information, as mutually agreed upon by the Purchaser or any Depositor and the Company (or such Third-Party Originator or Subservicer, as applicable), regarding (i) the Company, as originator of the Mortgage Loans (including as an acquirer of Mortgage Loans from a Qualified Correspondent), or (ii) each Third-Party Originator, and (iii) as applicable, each Subservicer, as is requested for the purpose of compliance with Items 1103(a)(1), 1105, 1110, 1117 and 1119 of Regulation AB. Such information shall include, at a minimum:

            (A)   the originator's form of organization;

            (B)   a description of the  originator's  origination  program and how long the originator has been engaged in originating residential mortgage loans, which description shall include a discussion of the originator's experience in originating mortgage loans of a similar type as the Mortgage Loans; information regarding the size and composition of the originator's origination portfolio; and information that may be materialin the good faith judgment of the Purchaser or any Depositor, to an analysis of the performance of the Mortgage Loans, including the originators' credit-granting or underwriting criteria for mortgage loans of similar type(s) as the Mortgage Loans and such other information as the Purchaser or any Depositor may reasonably request for the purpose of compliance with Item 1110(b)(2) of Regulation AB;

            (C) a description of any material legal proceedings pending (or known to be contemplated by governmental authorities) against the Company, or to the knowledge of the Company, each Third-Party Originator and each Subservicer; and

            (D) a description of any affiliation or relationship between the Company, each Third-Party Originator, each Subservicer and any of the following parties to a Securitization Transaction, as such parties are identified and noticed to the Company by the Purchaser or any Depositor in writing in advance of such Securitization Transaction:

                  (1)   the sponsor;
                  (2)   the depositor;
                  (3)   the issuing entity;
                  (4)   any servicer;
                  (5)   any trustee;
                  (6)   any originator;
                  (7)   any significant obligor;
                  (8)   any enhancement or support provider; and
                  (9)   any other material transaction party.

      (b) If so requested by the Purchaser or any Depositor, the Company shall provide (or, as applicable, cause each Third-Party Originator to provide) Static Pool Information with respect to the mortgage loans (of a similar type as the Mortgage Loans, as reasonably identified by the Purchaser as provided below) originated by (i) the Company, if the Company is an originator of Mortgage Loans (including as an acquirer of Mortgage Loans from a Qualified Correspondent), and/or (ii) each Third-Party Originator. Such Static Pool Information shall be prepared by the Company (or Third-Party Originator) on the basis of its reasonable, good faith interpretation of the requirements of Item 1105(a)(1)-(3) of Regulation AB. To the extent that there is reasonably available to the Company (or Third-Party Originator) Static Pool Information with respect to more than one mortgage loan type, the Purchaser or any Depositor shall be entitled to specify whether some or all of such information shall be provided pursuant to this paragraph. The content of such Static Pool Information may be in the form customarily provided by the Company, and need not be customized for the Purchaser or any Depositor. Such Static Pool Information for each vintage origination year or prior securitized pool, as applicable, shall be presented in increments no less frequently than quarterly over the life of the mortgage loans included in the vintage origination year or prior securitized pool. The most recent periodic increment must be as of a date no later than 135 days prior to the date of the prospectus or other offering document in which the Static Pool Information is to be included or incorporated by reference. The Static Pool Information shall be provided in an electronic format that provides a permanent record of the information provided, such as a portable document format (.pdf) file, or other such electronic format as mutually agreed upon by the Purchaser or the Depositor and the Company, as applicable.

Promptly following notice or discovery of a material error in Static Pool Information provided pursuant to the immediately preceding paragraph (including an omission to include therein information required to be provided pursuant to such paragraph), the Company shall provide corrected Static Pool Information to the Purchaser or any Depositor, as applicable, in the same format in which Static Pool Information was previously provided to such party by the Company.

      If so requested by the Purchaser or any Depositor, the Company shall provide (or, as applicable, cause each Third-Party Originator to provide), at the expense of the Purchaser or Depositor, as applicable (to the extent of any additional incremental expense associated with delivery pursuant to this Agreement), such agreed-upon procedures letters of certified public
accountants   reasonably   acceptable  to  the  Purchaser  or  Depositor,   as
applicable, pertaining to Static Pool Information relating to prior securitized pools for securitizations closed on or after January 1, 2006 or, in the case of Static Pool Information with respect to the Company's or Third-Party Originator's originations or purchases, to calendar months commencing January 1, 2006, as the Purchaser or such Depositor shall reasonably request. Such statements and letters shall be addressed to and be for the benefit of such parties as the Purchaser or such Depositor shall designate, which may include, by way of example, any Sponsor, any Depositor and any broker dealer acting as underwriter, placement agent or initial purchaser with respect to a Securitization Transaction[, and shall also be addressed to and for the benefit of the Company, its assignees and such Third-Party Originator. Any such statement or letter may take the form of a standard, generally applicable document accompanied by a reliance letter authorizing reliance by the addressees designated by the Purchaser or such Depositor.

      (c) If so requested by the Purchaser or any Depositor, the Company shall provide such information regarding the Company, as servicer of the Mortgage Loans, and cause each Subservicer to so provide such information (each of the Company and each Subservicer, for purposes of this paragraph, a "Servicer"), as is requested for the purpose of compliance with Item 1108 of Regulation AB. Such information shall include, at a minimum:

            (A)   the Servicer's form of organization;

            (B) a description of how long the Servicer has been servicing residential mortgage loans; a general discussion of the Servicer's experience in servicing assets of any type as well as a more detailed discussion of the Servicer's experience in, and procedures for, the servicing function it will perform under this Agreement and any Reconstitution Agreements; information regarding the size, composition and growth of the Servicer's portfolio of residential mortgage loans of a type similar to the Mortgage Loans and information on factors related to the Servicer that may be material, in the good faith judgment of the Purchaser or any Depositor, to any analysis of the servicing of the Mortgage Loans or the related asset-backed securities, as applicable, including, without limitation:

                  (1) whether any prior securitizations of mortgage loans of a type similar to the Mortgage Loans involving the Servicer have defaulted or experienced an early amortization or other performance triggering event because of servicing during the three-year period immediately preceding the scheduled closing date of the related Securitization Transaction;
                  (2)   the extent of outsourcing the Servicer utilizes;
                  (3) whether there has been previous disclosure of material noncompliance with the applicable servicing criteria with respect to other securitizations of residential mortgage loans involving the Servicer as a servicer during the three-year period immediately preceding the scheduled closing date of the related Securitization Transaction; and
                  (4) whether the Servicer has been terminated as servicer in a residential mortgage loan securitization, either due to a servicing default or to application of a servicing performance test or trigger; and
                  (5) such other information as the Purchaser or any Depositor may reasonably request for the purpose of compliance with Item 1108(b)(2) of Regulation AB;

            (C) a description of any material changes during the three-year period immediately preceding the scheduled closing date of the related Securitization Transaction to the Servicer's policies or procedures with respect to the servicing function it will perform under this Agreement and any Reconstitution Agreements for mortgage loans of a type similar to the Mortgage Loans;

            (D) information regarding the Servicer's financial condition, to the extent that there is a material risk that the effect on one or more aspects of servicing resulting from such financial condition would have a material impact on pool performance or on the performance by the Company of its servicing obligations under this Agreement or any Reconstitution Agreement;

            (E) information regarding advances made by the Servicer on the Mortgage Loans and the Servicer's overall servicing portfolio of residential mortgage loans for the three-year period immediately preceding the scheduled closing date of the related Securitization Transaction, which may be limited to a statement by an authorized officer of the Servicer to the effect that the Servicer has made all advances required to be made on residential mortgage loans serviced by it during such period, or, if such statement would not be accurate, information regarding the percentage and type of advances not made as required, and the reasons for such failure to advance;

            (F) a description of the Servicer's processes and procedures designed to address any special or unique factors involved in servicing loans of a similar type as the Mortgage Loans;

            (G) a description of the Servicer's processes for handling delinquencies, losses, bankruptcies and recoveries, such as through liquidation of mortgaged properties, sale of defaulted mortgage loans or workouts; and

            (H) information as to how the Servicer defines or determines delinquencies and charge-offs, including the effect of any grace period, re-aging, restructuring, partial payments considered current or other practices with respect to delinquency and loss experience.

      (d) For the purpose of satisfying the reporting obligation under the Exchange Act with respect to any class of asset-backed securities, at the time the Company knows or should have known of any of the circumstances in subsection (i) of this paragraph, the Company shall (or shall cause each Subservicer and Third-Party Originator to) (i) immediately notify the Purchaser, any Master Servicer and any Depositor in writing of (A) any material litigation proceedings pending or governmental proceedings known to be contemplated against the Company, any Subservicer or any Third-Party Originator, as applicable, (B) any affiliations or relationships that develop following the closing date of a Securitization Transaction between the Company, any Subservicer or any Third-Party Originator and any of the parties specified in clause (D) of paragraph (a) of this Section (and any other parties identified in writing by the requesting party) with respect to such Securitization Transaction, (C) any Event of Default under the terms of this Agreement or any Reconstitution Agreement, (D) any merger, consolidation or sale of substantially all of the assets of the Company, and (E) the Company's entry into an agreement with a Subservicer to perform or assist in the performance of any of the Company's obligations under this Agreement or any Reconstitution Agreement and (ii) provide to the Purchaser and any Depositor a description of such proceedings, affiliations or relationships.

      All notification pursuant to this Section 3(d) should be sent to EMC by e-mail to regABnotifications@bear.com. In addition, each such notice other than those pursuant to Section 3(d)(i)(A), should be sent to:

      EMC Mortgage Corporation
      2780 Lake Vista Drive
      Lewisville, TX 75067-3884
      Attention:  Conduit Seller Approval Dept.
      Facsimile:  (214) 626-3751
      Email:  sellerapproval@bear.com

      With a copy to:

      Bear, Stearns & Co. Inc.
      383 Madison Avenue, 3rd Floor
      New, York, NY 10179
      Attention:  Global Credit Administration
      Facsimile:  (212) 272-6564

      Notifications pursuant to Section 3(d)(i)(A) should be sent to:

      EMC Mortgage Corporation
      Two Mac Arthur Ridge
      909 Hidden Ridge Drive, Suite 200
      Irving, TX 75038
      Attention:  Associate General Counsel for Loan Administration
      Facsimile:  (972) 831-2555

      With copies to:

      Bear, Stearns & Co. Inc.
      383 Madison Avenue, 3rd Floor
      New, York, NY 10179
      Attention:  Global Credit Administration
      Facsimile:  (212) 272-6564

      EMC Mortgage Corporation
      2780 Lake Vista Drive
      Lewisville, TX 75067-3884
      Attention:  Conduit Seller Approval Dept.
      Facsimile:  (214) 626-3751
      Email:  sellerapproval@bear.com

      (e)   As  a  condition  to  the   succession   to  the  Company  or  any
Subservicer as servicer or subservicer under this Agreement or any Reconstitution Agreement by any Person (i) into which the Company or such Subservicer may be merged or consolidated, or (ii) which may be appointed as a successor to the Company or any Subservicer, the Company shall provide to the Purchaser, any Master Servicer and any Depositor, at least fifteen calendar days prior to the effective date of such succession or appointment,
(x) written notice to the Purchaser and any Depositor of such succession or appointment and (y) in writing and in form and substance reasonably satisfactory to the Purchaser and such Depositor, all information reasonably requested by the Purchaser or any Depositor in order to comply with its reporting obligation under Item 6.02 of Form 8-K with respect to the related Securitization Transaction.

      (f) In addition to such information as the Company, as servicer, is obligated to provide pursuant to other provisions of this Agreement, if so requested by the Purchaser or any Depositor, the Company shall provide such information regarding the performance or servicing of the Mortgage Loans as is reasonably required to facilitate preparation of distribution reports in accordance with Item 1121 of Regulation AB as applicable to the Company. The Company shall also provide a monthly report, in the form of EXHIBIT C hereto, or such other form as is mutually acceptable to the Company, the Purchaser and any Master Servicer, EXHIBIT D with respect to defaulted mortgage loans and EXHIBIT E, with respect to realized losses and gains, with each such report. Such information shall be provided concurrently with the monthly reports otherwise required to be delivered by the servicer under this Agreement, commencing with the first such report due not less than ten Business Days following such request.

      (g) In addition to such information as the Company, as servicer, is obligated to provide pursuant to other provisions of this Agreement, not later than ten days prior to the deadline for the filing of any distribution report on Form 10-D in respect of any Securitization Transaction that includes any of the Mortgage Loans serviced by the Company or any Subservicer, the Company or such Subservicer, as applicable, shall, to the extent the Company or such Subservicer has knowledge, provide to the party responsible for filing such report (including, if applicable, the Master Servicer) notice of the occurrence of any of the following events along with all information, data, and materials related thereto as may be required to be included in the related distribution report on Form 10-D (as specified in the provisions of Regulation AB referenced below):

                  (i)   any material  modifications,  extensions or waivers of
            pool asset terms, fees, penalties or payments during the distribution period or that have cumulatively become material over time (Item 1121(a)(11) of Regulation AB);

                  (ii)  material  breaches  of pool asset  representations  or
            warranties  or   transaction   covenants   (Item   1121(a)(12)  of
            Regulation AB); and

                  (iii) information  regarding  any pool asset  changes  (such as, additions, substitutions or repurchases), and any material changes in origination, underwriting or other criteria for acquisition or selection of pool assets (Item 1121(a)(14) of Regulation AB).

      (h) The Company shall provide, as may be reasonably requested by the Purchaser, any Master Servicer or any Depositor, evidence of the authorization of the person signing any certification or statement, copies or other evidence of Fidelity Bond Insurance and Errors and Omission Insurance policy, financial information and reports, and such other information related to the Company or any Subservicer or the Company or such Subservicer's performance hereunder to the Purchaser, any Master Servicer and any Depositor.

      Section 4  SERVICER COMPLIANCE STATEMENT.

      On or before March 1 of each calendar year, commencing in 2007, the Company shall deliver to the Purchaser, any Master Servicer and any Depositor a statement of compliance addressed to the Purchaser, such Master Servicer and such Depositor and signed by an authorized officer of the Company, to the effect that (i) a review of the Company's activities as servicer during the immediately preceding calendar year (or applicable portion thereof) and of its performance under this Agreement and any applicable Reconstitution Agreement during such period has been made under such officer's supervision, and (ii) to the best of such officers' knowledge, based on such review, the Company has fulfilled all of its obligations under this Agreement and any applicable Reconstitution Agreement in all material respects throughout such calendar year (or applicable portion thereof) or, if there has been a failure to fulfill any such obligation in any material respect, specifically identifying each such failure known to such officer and the nature and the status thereof.


      Section 5  REPORT ON ASSESSMENT OF COMPLIANCE AND ATTESTATION.

      (a) On or before March 1 of each calendar year, commencing in 2007, the
Company shall:

            (i) deliver to the Purchaser, any Master Servicer and any Depositor a report (in form and substance reasonably satisfactory to the Purchaser, such Master Servicer and such Depositor) regarding the Company's assessment of compliance with the Servicing Criteria during the immediately preceding calendar year, as required under Rules 13a-18 and 15d-18 of the Exchange Act and Item 1122 of Regulation AB. Such report shall be addressed to the Purchaser, such Master Servicer and such Depositor and signed by an authorized officer of the Company, and shall address each of the applicable Servicing Criteria specified on Exhibit B hereto;

            (ii) deliver to the Purchaser, any Master Servicer and any Depositor a report of a registered public accounting firm reasonably acceptable to the Purchaser, such Master Servicer and such Depositor that attests to, and reports on, the assessment of compliance made by the Company and delivered pursuant to the preceding paragraph. Such attestation shall be in accordance with Rules 1-02(a)(3) and 2-02(g) of Regulation S-X under the Securities Act and the Exchange Act;

            (iii) cause each Subservicer, and each Subcontractor determined by the Company pursuant to Section 6(b) to be "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, to deliver to the Purchaser, any Master Servicer and any Depositor an assessment of compliance and accountants' attestation as and when provided in paragraphs (a) and (b) of this Section; and

            (iv) deliver and cause each Subservicer and Subcontractor described in clause (iii) to provide to the Purchaser, any Master Servicer any Depositor and any other Person that will be responsible for signing the certification (a "Sarbanes Certification") required by Rules 13a-14(d) and 15d-14(d) under the Exchange Act (pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002) on behalf of an asset-backed issuer with respect to a Securitization Transaction a certification signed by the appropriate officer of the Company in the form attached hereto as Exhibit A; provided that such certification delivered by the Company may not be filed as an exhibit to, or included in, any offering document or registration statement.

The Company acknowledges that the parties identified in clause (a)(iv) above may rely on the certification provided by the Company pursuant to such clause in signing a Sarbanes Certification and filing such with the Commission.

      (b) Each assessment of compliance provided by a Subservicer pursuant to
Section 5(a)(i) shall address each of the Servicing Criteria specified on Exhibit B hereto. An assessment of compliance provided by a Subcontractor pursuant to Section 5(a)(iii) need not address any elements of the Servicing Criteria other than those specified by the Company pursuant to Section 6.

      Section 6  USE OF SUBSERVICERS AND SUBCONTRACTORS.

      The Company shall not hire or otherwise utilize the services of any Subservicer to fulfill any of the obligations of the Company as servicer under this Agreement or any Reconstitution Agreement unless the Company complies with the provisions of paragraph (a) of this Section. The Company shall not hire or otherwise utilize the services of any Subcontractor, and shall not permit any Subservicer to hire or otherwise utilize the services of any Subcontractor, to fulfill any of the obligations of the Company as servicer under this Agreement or any Reconstitution Agreement unless the Company complies with the provisions of paragraph (b) of this Section.

      (a) It shall not be necessary for the Company to seek the consent of the Purchaser, any Master Servicer or any Depositor to the utilization of any Subservicer. The Company shall cause any Subservicer used by the Company (or by any Subservicer) for the benefit of the Purchaser and any Depositor to comply with the provisions of this Section and with Sections 2, 3(c), (e),
(f) and (g), 4, 5, and 07 of this Agreement to the same extent as if such Subservicer were the Company, and to provide the information required with respect  to  such  Subservicer  under  Section  3(d) of  this  Agreement.  The
Company shall be responsible for obtaining from each Subservicer and delivering to the Purchaser and any Depositor any servicer compliance statement required to be delivered by such Subservicer under Section 4, any assessment of compliance and attestation required to be delivered by such Subservicer under Section 5 and any certification required to be delivered to the Person that will be responsible for signing the Sarbanes Certification under Section 5 as and when required to be delivered.

      (b) It shall not be necessary for the Company to seek the consent of the Purchaser, any Master Servicer or any Depositor to the utilization of any Subcontractor. The Company shall promptly upon request provide to the Purchaser, any Master Servicer and any Depositor (or any designee of the Depositor, such as a master servicer or administrator) a written description (in form and substance satisfactory to the Purchaser, any Master Servicer and such Depositor) of the role and function of each Subcontractor utilized by the Company or any Subservicer, specifying (i) the identity of each such Subcontractor, (ii) which (if any) of such Subcontractors are "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, and (iii) which elements of the Servicing Criteria will be addressed in assessments of compliance provided by each Subcontractor identified pursuant to clause (ii) of this paragraph.

      As a condition to the utilization of any Subcontractor determined to be "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, the Company shall cause any such Subcontractor used by the Company (or by any Subservicer) for the benefit of the Purchaser and any Depositor to comply with the provisions of Sections 5 and 7 of this Agreement to the same extent as if such Subcontractor were the Company. The Company shall be responsible for obtaining from each Subcontractor and delivering to the Purchaser and any Depositor any assessment of compliance and attestation and the other certifications required to be delivered by such Subcontractor under Section 5, in each case as and when required to be delivered.

      Section 7  INDEMNIFICATION; REMEDIES.

      (a) The Company shall indemnify the Purchaser and each of the following parties participating in a Securitization Transaction: each sponsor and issuing entity; each Person (including, but not limited to, any Master Servicer) responsible for the preparation, execution or filing of any report required to be filed with the Commission with respect to such Securitization Transaction, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act with respect to such Securitization Transaction; each broker dealer acting as underwriter, placement agent or initial purchaser, each Person who controls any of such parties or the Depositor (within the meaning of Section 15 of the Securities Act and Section 20 of the Exchange Act); and the respective present and former directors, officers, employees, agents and affiliates of each of the foregoing and the Depositor (each, an "Indemnified Party"), and shall hold each of them (each, an "Indemnified Party") harmless from and against any claims, losses, damages, penalties, fines, forfeitures, legal fees and expenses and related costs, judgments, and any other costs, fees and expenses that any of them may sustain arising out of or based upon:

            (i)(A) any untrue statement of a material fact contained or alleged to be contained in any information, report, certification, accountants' letter or other material provided under this Article 1 by or on behalf of the Company, or provided under this Article 1 by or on behalf of any Subservicer, Subcontractor or Third-Party Originator (collectively, the "Company Information"), or (B) the omission or alleged omission to state in the Company Information a material fact required to be stated in the Company Information or necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading; provided, by way of clarification, that clause (B) of this paragraph shall be construed solely by reference to the Company Information and not to any other information communicated in connection with a sale or purchase of securities, without regard to whether the Company Information or any portion thereof is presented together with or separately from such other information;

            (ii)  any  breach by the  Company  of its  obligations  under this
      Article I, including particularly the failure by the Company, any Subservicer, any Subcontractor or any Third-Party Originator to deliver any information, report, certification, accountants' letter or other material when and as required under this Article I, including any failure by the Company to identify pursuant to Section 6(b) any Subcontractor "participating in the servicing function" within the meaning of Item 1122 of Regulation AB; or

            (iii) any breach by the Company of a representation or warranty set forth in Section 2(a) or in a writing furnished pursuant to Section 2(b) and made as of a date prior to the closing date of the related Securitization Transaction, to the extent that such breach is not cured by such closing date, or any breach by the Company of a representation or warranty in a writing furnished pursuant to Section 2(b) to the extent made as of a date subsequent to such closing date; or

            (iv) if the indemnification provided for herein is unavailable or insufficient to hold harmless an Indemnified Party, then the Company agrees that it shall contribute to the amount paid or payable by such Indemnified Party as a result of any claims, losses, damages or liabilities incurred by such Indemnified Party in such proportion as is appropriate to reflect the relative fault of such Indemnified Party on the one hand and the Company on the other.

      In the case of any failure of performance described in clause (a)(ii) of this Section, the Company shall promptly reimburse the Purchaser, any Depositor, as applicable, and each Person responsible for the preparation, execution or filing of any report required to be filed with the Commission with respect to such Securitization Transaction, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act with respect to such Securitization Transaction, for all costs reasonably incurred by each such party in order to obtain the information, report, certification, accountants' letter or other material not delivered as required by the Company, any Subservicer, any Subcontractor or any Third-Party Originator.

      This indemnification shall survive the termination of this Agreement or the termination of any party to this Agreement.

      (b) (i) Any failure by the Company, any Subservicer, any Subcontractor or any Third-Party Originator to deliver any information, report, certification, accountants' letter or other material when and as required under this Article I, or any breach by the Company of a representation or warranty set forth in Section 2(a) or in a writing furnished pursuant to Section 2(b) and made as of a date prior to the closing date of the related Securitization Transaction, to the extent that such breach is not cured by such closing date, or any breach by the Company of a representation or warranty in a writing furnished pursuant to Section 2(b) to the extent made as of a date subsequent to such closing date, shall, except as provided in clause (ii) of this paragraph, immediately and automatically, without notice or grace period, constitute an Event of Default with respect to the Company under this Agreement and any applicable Reconstitution Agreement, if such failure or breach is not cured within two (2) Business Days after the Company receives written notice of such failure or breach (which may be provided by e-mail), and shall entitle the Purchaser or any Depositor, as applicable, in its sole discretion to terminate the rights and obligations of the Company as servicer under this Agreement and/or any applicable Reconstitution Agreement without payment (notwithstanding anything in this Agreement or any applicable Reconstitution Agreement to the contrary) of any compensation to the Company except for reimbursing the Company for any servicing advances that the Company actually made as servicer pursuant to this Agreement and rights arising prior to such termination (and if the Company is servicing any of the Mortgage Loans in a Securitization Transaction, appoint a successor servicer reasonably acceptable to any Master Servicer for such Securitization Transaction); provided that to the extent that any provision of this Agreement and/or any applicable Reconstitution Agreement expressly provides for the survival of certain rights or obligations following termination of the Company as servicer, such provision shall be given effect.

            (ii) Any failure by the Company, any Subservicer or any Subcontractor to deliver any information, report, certification or accountants' letter when and as required under Section 4 or 5, including any failure by the Company to identify pursuant to Section 6(b) any Subcontractor "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, which continues unremedied for ten calendar days after the date of written notice from the Master Servicer shall constitute an Event of Default (notwithstanding any other provision in this Agreement or any Reconstitution Agreement to the contrary) with respect to the Company under this Agreement and any applicable Reconstitution Agreement, and shall entitle the Purchaser, any Master Servicer or any Depositor, as applicable, in its sole discretion to terminate the rights and obligations of the Company as servicer under this Agreement and/or any applicable Reconstitution Agreement without payment (notwithstanding anything in this Agreement to the contrary) of any compensation to the Company except for reimbursing the Company for any servicing advances that the Company actually made as servicer pursuant to this Agreement and rights arising prior to such termination; provided that to the extent that any provision of this Agreement and/or any applicable Reconstitution
      Agreement expressly provides for the survival of certain rights or obligations following termination of the Company as servicer, such provision shall be given effect.

            (iii) The Company shall promptly reimburse the Purchaser (or any designee of the Purchaser, such as a master servicer) and any Depositor, as applicable, for all reasonable expenses incurred by the Purchaser (or such designee) or such Depositor, as such are incurred, in connection with the termination of the Company as servicer and the transfer of servicing of the Mortgage Loans to a successor servicer. The provisions of this paragraph shall not limit whatever rights the Purchaser or any Depositor may have under other provisions of this Agreement and/or any applicable Reconstitution Agreement or otherwise, whether in equity or at law, such as an action for damages, specific performance or injunctive relief.

      (c) NOTIFICATION AND COOPERATION. The parties hereto further agree, and any Indemnified Party not a party hereto is deemed to agree, as a condition to its reliance on such indemnification, that the Company's indemnification obligations under this Section 7 are subject to the following terms and conditions:

            (i) An Indemnified Party seeking indemnification hereunder shall give written notice to the Company within a reasonable time after the Indemnified Party receives notice of an indemnifiable claim provided that failure to give such notice within a reasonable time shall not invalidate the Company's obligations to indemnify such
      Indemnified Party except if, and then only to the extent that, such failure materially prejudices the Indemnifying Party or its ability to defend such claim, and the Indemnifying Party shall have the burden of proving such material prejudice;
            (ii) The Company shall undertake the defense of the action or claim with counsel or other representatives of its own choosing and reasonably acceptable to the Indemnified Party (which counsel shall not, except with the consent of the Indemnified Party, be counsel to the Indemnifying Party);
            (iii) The Indemnified Party shall have the right to participate and assist in, but not control, the defense of such claim and employ separate counsel in any action or claim, at the expense of the
      Indemnified Party (i.e., at its own expense), provided that if the interests of the Company and the Indemnified Party diverge, the Indemnified Party shall be entitled to separate counsel at the Company's expense, provided such expense is reasonable; and
            (iv) The Company shall not settle or compromise any claim suit or action against the Indemnified Party without the express prior written consent of the Indemnified Party.

      (d) EXCLUSIVE REMEDY. Except for remedies under the Agreement and remedies that cannot be waived as a matter of law and injunctive relief, the rights under this Section 7 shall be the exclusive remedy for breaches of this Section 7 (including any covenant, obligation, representation or warranty contained herein or therein).

      (e) LIMITATIONS. Notwithstanding anything in this Agreement to the contrary, in no event shall the Company be obligated under this Section 7 to indemnify an Indemnified Party otherwise entitled to indemnity hereunder in respect of any indemnifiable claims or losses to the extent that such claims or losses result directly from the willful misconduct, bad faith or negligent acts of the Indemnified Party.

      (f)   The  parties  hereto  agree  that any  written  notice  under this
Section 7 may be made via email.

            Section 8   THIRD PARTY BENEFICIARY.

For purposes of this Article I and any related provisions thereto, each Master Servicer shall be considered a third-party beneficiary of this Agreement, entitled to all the rights and benefits hereof as if it were a direct party to this Agreement.

      IN WITNESS WHEREOF, the Seller and the Purchaser have caused this Amendment to be executed and delivered by their duly authorized officers as of the day and year first above written.


                                          NATIONAL CITY MORTGAGE CO.
                                          (Seller)


                                          By:
                                                 -------------------------
                                          Name:  KELLY C. JOHNSON
                                                 -------------------------
                                          Title: SENIOR VICE PRESIDENT
                                                 -------------------------
-----


                                          EMC MORTGAGE CORPORATION
                                          (Purchaser)


                                          By:
                                                 -------------------------
                                          Name:
                                                 -------------------------
                                          Title:
                                                 -------------------------

                                  EXHIBIT A

                         FORM OF ANNUAL CERTIFICATION

      Re: The [ ] agreement dated as of [ ], 200[ ] (the - "Agreement"), among [IDENTIFY PARTIES]

      I,  ________________________________,   the  _______________________  of
[NAME OF COMPANY] (the "Company"), certify to [the Purchaser], [the Depositor], and the [Master Servicer] [Securities Administrator] [Trustee], and their officers, with the knowledge and intent that they will rely upon this certification, that:

            (1) I have reviewed the servicer compliance statement of the Company provided in accordance with Item 1123 of Regulation AB (the "Compliance Statement"), the report on assessment of the Company's compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB (the "Servicing Criteria"), provided in accordance with Rules 13a-18 and 15d-18 under Securities Exchange Act of 1934, as amended (the "Exchange Act") and Item 1122 of Regulation AB (the "Servicing Assessment"), the registered public accounting firm's attestation report provided in accordance with Rules 13a-18 and 15d-18 under the Exchange Act and Section 1122(b) of Regulation AB (the "Attestation Report"), and all servicing reports, officer's certificates and other information relating to the servicing of the Mortgage Loans by the Company during 200[ ] that were delivered by the Company to the [Depositor] [Master Servicer] [Securities Administrator] [Trustee] pursuant to the Agreement (collectively, the "Company Servicing Information");

            (2) Based on my knowledge, the Company Servicing Information, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made , not misleading with respect to the period of time covered by the Company Servicing Information;

            (3) Based on my knowledge, all of the Company Servicing Information required to be provided by the Company under the Agreement has been provided to the [Depositor] [Master Servicer] [Securities Administrator] [Trustee];

            (4) I am responsible for reviewing the activities performed by the Company as servicer under the Agreement, and based on my knowledge and the compliance review conducted in preparing the Compliance Statement and except as disclosed in the Compliance Statement, the Servicing Assessment or the Attestation Report, the Company has fulfilled its obligations under the Agreement; and

            (5) The Compliance Statement required to be delivered by the Company pursuant to this Agreement, and the Servicing Assessment and Attestation Report required to be provided by the Company and by any Subservicer and Subcontractor "participating in the servicing function" pursuant to the Agreement, have been provided to the [Depositor] [Master Servicer]. Any material instances of noncompliance described in such reports have been disclosed to the [Depositor] [Master Servicer]. Any material instance of noncompliance with the Servicing Criteria has been disclosed in such reports.


                                          Date:
                                                 -------------------------

                                          By:
                                                 -------------------------
                                          Name:
                                                 -------------------------
                                          Title:
                                                 -------------------------

                                  EXHIBIT B

        SERVICING CRITERIA TO BE ADDRESSED IN ASSESSMENT OF COMPLIANCE

      The assessment of compliance to be delivered by the Company [Name of Subservicer] shall address, at a minimum, the criteria identified as below as "Applicable Servicing Criteria":


                                                                                           APPLICABLE SERVICING
                                   SERVICING CRITERIA                                            CRITERIA
---------------------------------------------------------------------------------------    --------------------
     REFERENCE                                     CRITERIA
                                       GENERAL SERVICING CONSIDERATIONS
                     Policies and procedures are instituted to monitor any performance or other triggers and events of default in accordance with the
1122(d)(1)(i)        transaction agreements.                                                         X
                     If any material servicing activities are outsourced to third parties, policies and procedures are instituted to monitor the third party's performance and compliance with such servicing
1122(d)(1)(ii)       activities.                                                                     X
                     Any requirements in the transaction agreements to maintain a
1122(d)(1)(iii)      back-up servicer for the mortgage loans are maintained.
                     A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function throughout the reporting period in the amount of coverage required by and
                     otherwise in accordance with the terms of the transaction                       X
1122(d)(1)(iv)       agreements.
                                      CASH COLLECTION AND ADMINISTRATION
                     Payments on mortgage loans are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of
1122(d)(2)(i)        days specified in the transaction agreements.                                   X
                     Disbursements made via wire transfer on behalf of an obligor or to              X
1122(d)(2)(ii)       an investor are made only by authorized personnel.
                     Advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the
1122(d)(2)(iii)      transaction agreements.                                                         X
                     The related accounts for the transaction, such as cash reserve accounts or accounts established as a form of
                     overcollateralization, are separately maintained (e.g., with                    X
                     respect to commingling of cash) as set forth in the transaction
1122(d)(2)(iv)       agreements.
                     Each custodial account is maintained at a federally insured depository institution as set forth in the transaction agreements.
                     For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means
                     a foreign financial institution that meets the requirements of Rule             X
1122(d)(2)(v)        13k-1(b)(1) of the Securities Exchange Act.
                     Unissued checks are safeguarded so as to prevent unauthorized                   X
1122(d)(2)(vi)       access.
                      Reconciliations are prepared on a monthly basis for all
                     asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations
                     (A) are mathematically accurate; (B) were prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) were reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling
                     items. These reconciling items are resolved within 90 calendar days             X
                     of their original identification, or such other number of days
1122(d)(2)(vii)      specified in the transaction agreements.
                                      INVESTOR REMITTANCES AND REPORTING
                     Reports to investors, including those to be filed with the
                     Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with
                     investors' or the trustee's records as to the total unpaid                      X
                     principal balance and number of mortgage loans serviced by the
1122(d)(3)(i)        Servicer.
                     Amounts due to investors are allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in
1122(d)(3)(ii)       the transaction agreements.                                                     X
                     Disbursements made to an investor are posted within two business
                     days to the Servicer's investor records, or such other number of                X
1122(d)(3)(iii)      days specified in the transaction agreements.
                     Amounts remitted to investors per the investor reports agree with
                     cancelled checks, or other form of payment, or custodial bank                   X
1122(d)(3)(iv)       statements.
                                          POOL ASSET ADMINISTRATION
                      Collateral or security on mortgage loans is maintained as required             X
1122(d)(4)(i)        by the transaction agreements or related mortgage loan documents.
                     Mortgage loan and related documents are safeguarded as required by              X
1122(d)(4)(ii)       the transaction agreements
                     Any additions, removals or substitutions to the asset pool are made, reviewed and approved in accordance with any conditions or
1122(d)(4)(iii)      requirements in the transaction agreements.                                     X
                     Payments on mortgage loans, including any payoffs, made in accordance with the related mortgage loan documents are posted to the Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or
                     other items (e.g., escrow) in accordance with the related mortgage              X
1122(d)(4)(iv)       loan documents.
                     The Servicer's records regarding the mortgage loans agree with the
                     Servicer's records with respect to an obligor's unpaid principal
1122(d)(4)(v)        balance.                                                                        X
                     Changes with respect to the terms or status of an obligor's mortgage loans (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with
1122(d)(4)(vi)       the transaction agreements and related pool asset documents.                    X
                     Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and
                     concluded in accordance with the timeframes or other requirements               X
1122(d)(4)(vii)      established by the transaction agreements.
                     Records documenting collection efforts are maintained during the period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls,
                     letters and payment rescheduling plans in cases where delinquency               X
1122(d)(4)(viii)     is deemed temporary (e.g., illness or unemployment).
                     Adjustments to interest rates or rates of return for mortgage loans with variable rates are computed based on the related mortgage loan
1122(d)(4)(ix)       documents.                                                                      X
                     Regarding any funds held in trust for an obligor (such as escrow accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B)
                     interest on such funds is paid, or credited, to obligors in accordance with applicable mortgage loan documents and state laws;
                     and (C) such funds are returned to the obligor within 30 calendar               X
                     days of full repayment of the related mortgage loans, or such other
1122(d)(4)(x)        number of days specified in the transaction agreements.
                     Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the
                     servicer at least 30 calendar days prior to these dates, or such                X
1122(d)(4)(xi)       other number of days specified in the transaction agreements.
                     Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer's funds and not charged to the obligor, unless the late payment was due to the
1122(d)(4)(xii)      obligor's error or omission.                                                    X
                     Disbursements made on behalf of an obligor are posted within two business days to the obligor's records maintained by the servicer,
                     or such other number of days specified in the transaction                       X
1122(d)(4)(xiii)     agreements.
                      Delinquencies, charge-offs and uncollectible accounts are
                     recognized and recorded in accordance with the transaction
1122(d)(4)(xiv)      agreements.                                                                     X
                     Any external enhancement or other support, identified in Item
                     1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained
1122(d)(4)(xv)       as set forth in the transaction agreements.

                                   EXHIBIT C

                       REPORTING DATA FOR MONTHLY REPORT

                    STANDARD FILE LAYOUT - MASTER SERVICING

                                                                                                                             MAX
   COLUMN NAME                                  DESCRIPTION                      DECIMAL           FORMAT COMMENT           SIZE
-------------------            ----------------------------------------------    -------    ----------------------------    ----
SER_INVESTOR_NBR               A value assigned by the Servicer to define a                 Text up to 10 digits             20
                               group of loans.
LOAN_NBR                       A unique identifier assigned to each loan by                 Text up to 10 digits             10
                               the investor.
                               A unique number assigned to a loan by the
SERVICER_LOAN_NBR              Servicer.  This may be different than the
                               LOAN_NBR.                                                    Text up to 10 digits             10
BORROWER_NAME                  The borrower name as received in the file.                   Maximum length of 30 (Last,      30
                               It is not separated by first and last name.                  First)
                               Scheduled monthly principal and scheduled
SCHED_PAY_AMT                  interest payment that a borrower is expected                 No commas(,) or dollar signs
                               to pay, P&I constant.                                2       ($)                              11
NOTE_INT_RATE                  The loan interest rate as reported by the            4       Max length of 6                   6
                               Servicer.
NET_INT_RATE                   The loan gross interest rate less the service        4       Max length of 6                   6
                               fee rate as reported by the Servicer.
SERV_FEE_RATE                  The servicer's fee rate for a loan as                4       Max length of 6                   6
                               reported by the Servicer.
SERV_FEE_AMT                   The servicer's fee amount for a loan as              2       No commas(,) or dollar signs     11
                               reported by the Servicer.                                    ($)
NEW_PAY_AMT                    The new loan payment amount as reported by           2       No commas(,) or dollar signs     11
                               the Servicer.                                                ($)
NEW_LOAN_RATE                  The new loan rate as reported by the Servicer.       4       Max length of 6                   6
ARM_INDEX_RATE                 The index the Servicer is using to calculate         4       Max length of 6                   6
                               a forecasted rate.
ACTL_BEG_PRIN_BAL              The borrower's actual principal balance at           2       No commas(,) or dollar signs     11
                               the beginning of the processing cycle.                       ($)
ACTL_END_PRIN_BAL              The borrower's actual principal balance at           2       No commas(,) or dollar signs     11
                               the end of the processing cycle.                             ($)
                               The date at the end of processing cycle that
BORR_NEXT_PAY_DUE_DATE         the borrower's next payment is due to the
                               Servicer, as reported by Servicer.                           MM/DD/YYYY                       10
SERV_CURT_AMT_1                The first curtailment amount to be applied.          2       No commas(,) or dollar signs     11
                                                                                            ($)
SERV_CURT_DATE_1               The curtailment date associated with the                     MM/DD/YYYY                       10
                               first curtailment amount.
CURT_ADJ_ AMT_1                The curtailment interest on the first                2       No commas(,) or dollar signs     11
                               curtailment amount, if applicable.                           ($)
SERV_CURT_AMT_2                The second curtailment amount to be applied.         2       No commas(,) or dollar signs     11
                                                                                            ($)
SERV_CURT_DATE_2               The curtailment date associated with the                     MM/DD/YYYY                       10
                               second curtailment amount.
CURT_ADJ_ AMT_2                The curtailment interest on the second               2       No commas(,) or dollar signs     11
                               curtailment amount, if applicable.                           ($)
SERV_CURT_AMT_3                The third curtailment amount to be applied.          2       No commas(,) or dollar signs     11
                                                                                            ($)
SERV_CURT_DATE_3               The curtailment date associated with the                     MM/DD/YYYY                       10
                               third curtailment amount.
CURT_ADJ_AMT_3                 The curtailment interest on the third                2       No commas(,) or dollar signs     11
                               curtailment amount, if applicable.                           ($)
PIF_AMT                        The loan "paid in full" amount as reported by        2       No commas(,) or dollar signs     11
                               the Servicer.                                                ($)
PIF_DATE                       The paid in full date as reported by the                     MM/DD/YYYY                       10
                               Servicer.
                                                                                            Action Code Key:
                                                                                            15=Bankruptcy,
                               The standard FNMA numeric code used to                       30=Foreclosure, , 60=PIF,         2
ACTION_CODE                    indicate the default/delinquent status of a                  63=Substitution,
                               particular loan.                                             65=Repurchase,70=REO
INT_ADJ_AMT                    The amount of the interest adjustment as             2       No commas(,) or dollar signs     11
                               reported by the Servicer.                                    ($)
SOLDIER_SAILOR_ADJ_AMT         The Soldier and Sailor Adjustment amount, if         2       No commas(,) or dollar signs     11
                               applicable.                                                  ($)
NON_ADV_LOAN_AMT               The Non Recoverable Loan Amount, if                  2       No commas(,) or dollar signs     11
                               applicable.                                                  ($)
LOAN_LOSS_AMT                  The amount the Servicer is passing as a loss,        2       No commas(,) or dollar signs     11
                               if applicable.                                               ($)
                               The scheduled outstanding principal amount
SCHED_BEG_PRIN_BAL             due at the beginning of the cycle date to be                 No commas(,) or dollar signs
                               passed through to investors.                         2       ($)                              11
SCHED_END_PRIN_BAL             The scheduled principal balance due to               2       No commas(,) or dollar signs     11
                               investors at the end of a processing cycle.                  ($)
                               The scheduled principal amount as reported by
SCHED_PRIN_AMT                 the Servicer for the current cycle -- only                   No commas(,) or dollar signs
                               applicable for Scheduled/Scheduled Loans.            2       ($)                              11
                               The scheduled gross interest amount less the
                               service fee amount for the current cycle as
SCHED_NET_INT                  reported by the Servicer -- only applicable                  No commas(,) or dollar signs
                               for Scheduled/Scheduled Loans.                       2       ($)                              11
                               The actual principal amount collected by the
ACTL_PRIN_AMT                  Servicer for the current reporting cycle --                  No commas(,) or dollar signs
                               only applicable for Actual/Actual Loans.             2       ($)                              11
                               The actual gross interest amount less the
                               service fee amount for the current reporting                 No commas(,) or dollar signs
ACTL_NET_INT                   cycle as reported by the Servicer -- only            2       ($)                              11
                               applicable for Actual/Actual Loans.
                               The penalty amount received when a borrower
PREPAY_PENALTY_ AMT            prepays on his loan as reported by the                       No commas(,) or dollar signs
                               Servicer.                                            2       ($)                              11
PREPAY_PENALTY_ WAIVED         The prepayment penalty amount for the loan           2       No commas(,) or dollar signs     11
                               waived by the servicer.                                      ($)
MOD_DATE                       The Effective Payment Date of the                            MM/DD/YYYY                       10
                               Modification for the loan.
MOD_TYPE                       The Modification Type.                                       Varchar - value can be alpha     30
                                                                                            or numeric
DELINQ_P&I_ADVANCE_AMT         The current outstanding principal and                2       No commas(,) or dollar signs     11
                               interest advances made by Servicer.                          ($)

                                   EXHIBIT D

                      REPORTING DATA FOR DEFAULTED LOANS

                 STANDARD FILE LAYOUT - DELINQUENCY REPORTING

  COLUMN/HEADER NAME                                      DESCRIPTION                          DECIMAL     FORMAT COMMENT
--------------------------             ---------------------------------------------------     -------     --------------
SERVICER_LOAN_NBR                      A unique number assigned to a loan by the
                                       Servicer.  This may be different than the LOAN_NBR
LOAN_NBR                               A unique identifier assigned to each loan by the
                                       originator.
CLIENT_NBR                             Servicer Client Number
SERV_INVESTOR_NBR                      Contains a unique number as assigned by an
                                       external servicer to identify a group of loans in
                                       their system.
BORROWER_FIRST_NAME                    First Name of the Borrower.
BORROWER_LAST_NAME                     Last name of the borrower.
PROP_ADDRESS                           Street Name and Number of Property
PROP_STATE                             The state where the  property located.
PROP_ZIP                               Zip code where the property is located.
BORR_NEXT_PAY_DUE_DATE                 The date that the borrower's next payment is due                    MM/DD/YYYY
                                       to the servicer at the end of processing cycle, as
                                       reported by Servicer.
LOAN_TYPE                              Loan Type (i.e. FHA, VA, Conv)
BANKRUPTCY_FILED_DATE                  The date a particular bankruptcy claim was filed.                   MM/DD/YYYY
BANKRUPTCY_CHAPTER_CODE                The chapter under which the bankruptcy was filed.
BANKRUPTCY_CASE_NBR                    The case number assigned by the court to the
                                       bankruptcy filing.
POST_PETITION_DUE_DATE                 The payment due date once the bankruptcy has been                   MM/DD/YYYY
                                       approved by the courts
BANKRUPTCY_DCHRG_DISM_DATE             The Date The Loan Is Removed From Bankruptcy.                       MM/DD/YYYY
                                       Either by Dismissal, Discharged and/or a Motion
                                       For Relief Was Granted.
LOSS_MIT_APPR_DATE                     The Date The Loss Mitigation Was Approved By The                    MM/DD/YYYY
                                       Servicer
LOSS_MIT_TYPE                          The Type Of Loss Mitigation Approved For A Loan
                                       Such As;
LOSS_MIT_EST_COMP_DATE                 The Date The Loss Mitigation /Plan Is Scheduled To                  MM/DD/YYYY
                                       End/Close
LOSS_MIT_ACT_COMP_DATE                 The Date The Loss Mitigation Is Actually Completed                  MM/DD/YYYY
FRCLSR_APPROVED_DATE                   The date DA Admin sends a letter to the servicer                    MM/DD/YYYY
                                       with instructions to begin foreclosure proceedings.
ATTORNEY_REFERRAL_DATE                 Date File Was Referred To Attorney to Pursue                        MM/DD/YYYY
                                       Foreclosure
FIRST_LEGAL_DATE                       Notice of 1st legal filed by an Attorney in a                       MM/DD/YYYY
                                       Foreclosure Action
FRCLSR_SALE_EXPECTED_DATE              The date by which a foreclosure sale is expected                    MM/DD/YYYY
                                       to occur.
FRCLSR_SALE_DATE                       The actual date of the foreclosure sale.                            MM/DD/YYYY
FRCLSR_SALE_AMT                        The amount a property sold for at the foreclosure          2        No commas(,)
                                       sale.                                                               or dollar
                                                                                                           signs ($)
EVICTION_START_DATE                    The date the servicer initiates eviction of the                     MM/DD/YYYY
                                       borrower.
EVICTION_COMPLETED_DATE                The date the court revokes legal possession of the                  MM/DD/YYYY
                                       property from the borrower.
LIST_PRICE                             The price at which an REO property is marketed.            2        No commas(,)
                                                                                                           or dollar
                                                                                                           signs ($)
LIST_DATE                              The date an REO property is listed at a particular                  MM/DD/YYYY
                                       price.
OFFER_AMT                              The dollar value of an offer for an REO property.          2        No commas(,)
                                                                                                           or dollar
                                                                                                           signs ($)
OFFER_DATE_TIME                        The date an offer is received by DA Admin or by                     MM/DD/YYYY
                                       the Servicer.
REO_CLOSING_DATE                       The date the REO sale of the property is scheduled                  MM/DD/YYYY
                                       to close.
REO_ACTUAL_CLOSING_DATE                Actual Date Of REO Sale                                             MM/DD/YYYY
OCCUPANT_CODE                          Classification of how the property is occupied.
PROP_CONDITION_CODE                    A code that indicates the condition of the
                                       property.
PROP_INSPECTION_DATE                   The date a  property inspection is performed.                       MM/DD/YYYY
APPRAISAL_DATE                         The date the appraisal was done.                                    MM/DD/YYYY
CURR_PROP_VAL                          The current "as is" value of the property based on         2
                                       brokers price opinion or appraisal.
REPAIRED_PROP_VAL                      The amount the property would be worth if repairs          2
                                       are completed pursuant to a broker's price opinion
                                       or appraisal.
IF APPLICABLE:
DELINQ_STATUS_CODE                     FNMA Code Describing Status of Loan
DELINQ_REASON_CODE                     The circumstances which caused a borrower to stop
                                       paying on a loan.   Code indicates the reason why
                                       the loan is in default for this cycle.
MI_CLAIM_FILED_DATE                    Date Mortgage Insurance Claim Was Filed With                        MM/DD/YYYY
                                       Mortgage Insurance Company.
MI_CLAIM_AMT                           Amount of Mortgage Insurance Claim Filed                            No commas(,)
                                                                                                           or dollar
                                                                                                           signs ($)
MI_CLAIM_PAID_DATE                     Date Mortgage Insurance Company Disbursed Claim                     MM/DD/YYYY
                                       Payment
MI_CLAIM_AMT_PAID                      Amount Mortgage Insurance Company Paid On Claim            2        No commas(,)
                                                                                                           or dollar
                                                                                                           signs ($)
POOL_CLAIM_FILED_DATE                  Date Claim Was Filed With Pool Insurance Company                    MM/DD/YYYY
POOL_CLAIM_AMT                         Amount of Claim Filed With Pool Insurance Company          2        No commas(,)
                                                                                                           or dollar
                                                                                                           signs ($)
POOL_CLAIM_PAID_DATE                   Date Claim Was Settled and The Check Was Issued By                  MM/DD/YYYY
                                       The Pool Insurer
POOL_CLAIM_AMT_PAID                    Amount Paid On Claim By Pool Insurance Company             2        No commas(,)
                                                                                                           or dollar
                                                                                                           signs ($)
FHA_PART_A_CLAIM_FILED_DATE            Date FHA Part A Claim Was Filed With HUD                            MM/DD/YYYY
FHA_PART_A_CLAIM_AMT                   Amount of FHA Part A Claim Filed                           2        No commas(,)
                                                                                                           or dollar
                                                                                                           signs ($)
FHA_PART_A_CLAIM_PAID_DATE             Date HUD Disbursed Part A Claim Payment                             MM/DD/YYYY
FHA_PART_A_CLAIM_PAID_AMT              Amount HUD Paid on Part A Claim                            2        No commas(,)
                                                                                                           or dollar
                                                                                                           signs ($)
FHA_PART_B_CLAIM_FILED_DATE            Date FHA Part B Claim Was Filed With HUD                            MM/DD/YYYY
FHA_PART_B_CLAIM_AMT                   Amount of FHA Part B Claim Filed                           2        No commas(,)
                                                                                                           or dollar
                                                                                                           signs ($)
FHA_PART_B_CLAIM_PAID_DATE             Date HUD Disbursed Part B Claim Payment                             MM/DD/YYYY
FHA_PART_B_CLAIM_PAID_AMT              Amount HUD Paid on Part B Claim                            2        No commas(,)
                                                                                                           or dollar
                                                                                                           signs ($)
VA_CLAIM_FILED_DATE                    Date VA Claim Was Filed With the Veterans Admin                     MM/DD/YYYY
VA_CLAIM_PAID_DATE                     Date Veterans Admin. Disbursed VA Claim Payment                     MM/DD/YYYY
VA_CLAIM_PAID_AMT                      Amount Veterans Admin. Paid on VA Claim                    2        No commas(,)
                                                                                                           or dollar
                                                                                                           signs ($)

EXHIBIT 2: STANDARD FILE CODES - DELINQUENCY REPORTING

The LOSS MIT TYPE field should show the approved Loss Mitigation Code as follows:
         o     ASUM-   Approved Assumption
         o     BAP-    Borrower Assistance Program
         o     CO-     Charge Off
         o     DIL-    Deed-in-Lieu
         o     FFA-    Formal Forbearance Agreement
         o     MOD-    Loan Modification
         o     PRE-    Pre-Sale
         o     SS-     Short Sale
         o     MISC-   Anything else approved by the PMI or Pool Insurer

NOTE: Wells Fargo Bank will accept alternative Loss Mitigation Types to those above, provided that they are consistent with industry standards. If Loss Mitigation Types other than those above are used, the Servicer must supply Wells Fargo Bank with a description of each of the Loss Mitigation Types prior to sending the file.

The OCCUPANT CODE field should show the current status of the property code as follows:
         o     Mortgagor
         o     Tenant
         o     Unknown
         o     Vacant

The PROPERTY CONDITION field should show the last reported condition of the property as follows:
         o     Damaged
         o     Excellent
         o     Fair
         o     Gone
         o     Good
         o     Poor
         o     Special Hazard
         o     Unknown

EXHIBIT 2: STANDARD FILE CODES - DELINQUENCY REPORTING, CONTINUED

The FNMA DELINQUENT REASON CODE field should show the Reason for Delinquency as follows:

               DELINQUENCY CODE DELINQUENCY DESCRIPTION
               001              FNMA-Death of principal mortgagor
               002              FNMA-Illness of principal mortgagor
               003              FNMA-Illness of mortgagor's family
                                member
               004              FNMA-Death of mortgagor's family
                                member
               005              FNMA-Marital difficulties
               006              FNMA-Curtailment of income
               007              FNMA-Excessive Obligation
               008              FNMA-Abandonment of property
               009              FNMA-Distant employee transfer
               011              FNMA-Property problem
               012              FNMA-Inability to sell property
               013              FNMA-Inability to rent property
               014              FNMA-Military Service
               015              FNMA-Other
               016              FNMA-Unemployment
               017              FNMA-Business failure
               019              FNMA-Casualty loss
               022              FNMA-Energy environment costs
               023              FNMA-Servicing problems
               026              FNMA-Payment adjustment
               027              FNMA-Payment dispute
               029              FNMA-Transfer of ownership pending
               030              FNMA-Fraud
               031              FNMA-Unable to contact borrower
               INC              FNMA-Incarceration

The FNMA DELINQUENT STATUS CODE field should show the Status of Default as follows:

                 STATUS CODE    STATUS DESCRIPTION
                      09        Forbearance
                      17        Pre-foreclosure Sale Closing Plan
                                Accepted
                      24        Government Seizure
                      26        Refinance
                      27        Assumption
                      28        Modification
                      29        Charge-Off
                      30        Third Party Sale
                      31        Probate
                      32        Military Indulgence
                      43        Foreclosure Started
                      44        Deed-in-Lieu Started
                      49        Assignment Completed
                      61        Second Lien Considerations
                      62        Veteran's Affairs-No Bid
                      63        Veteran's Affairs-Refund
                      64        Veteran's Affairs-Buydown
                      65        Chapter 7 Bankruptcy
                      66        Chapter 11 Bankruptcy
                      67        Chapter 13 Bankruptcy

                                     EXHIBIT E

                    REPORTING DATA FOR REALIZED LOSSES AND GAINS

        CALCULATION OF REALIZED LOSS/GAIN FORM 332- INSTRUCTION SHEET

      NOTE: DO NOT NET OR COMBINE ITEMS. SHOW ALL EXPENSES INDIVIDUALLY AND ALL CREDITS AS SEPARATE LINE ITEMS. CLAIM PACKAGES ARE DUE ON THE REMITTANCE REPORT DATE. LATE SUBMISSIONS MAY RESULT IN CLAIMS NOT BEING PASSED UNTIL THE FOLLOWING MONTH. THE SERVICER IS RESPONSIBLE TO REMIT ALL FUNDS PENDING LOSS APPROVAL AND /OR RESOLUTION OF ANY DISPUTED ITEMS.

                  1.

                  2. The numbers on the 332 form correspond with the numbers listed below.

      LIQUIDATION AND ACQUISITION EXPENSES:
      1. The Actual Unpaid Principal Balance of the Mortgage Loan. For documentation, an Amortization Schedule from date of default through liquidation breaking out the net interest and servicing fees advanced is required.

      2. The Total Interest Due less the aggregate amount of servicing fee that would have been earned if all delinquent payments had been made as agreed. For documentation, an Amortization Schedule from date of default through liquidation breaking out the net interest and servicing fees advanced is required.

      3. Accrued Servicing Fees based upon the Scheduled Principal Balance of the Mortgage Loan as calculated on a monthly basis. For documentation, an Amortization Schedule from date of default through liquidation breaking out the net interest and servicing fees advanced is required.

      4-12. Complete as applicable.  Required documentation:

            * For taxes and insurance advances - see page 2 of 332 form - breakdown required showing period of coverage, base tax, interest, penalty. Advances prior to default require evidence of servicer efforts to recover advances.

            *  For escrow advances - complete payment history

               (to  calculate  advances  from last  positive  escrow  balance forward)

            * Other expenses - copies of corporate advance history showing all payments

            *  REO repairs > $1500 require explanation

            *  REO repairs >$3000 require evidence of at least 2 bids.

            * Short Sale or Charge Off require P&L supporting the decision and WFB's approved Officer Certificate

            * Unusual or extraordinary items may require further documentation.

      13.   The total of lines 1 through 12.

3.    CREDITS:

      14-21. Complete as applicable.  Required documentation:

            * Copy of the HUD 1 from the REO sale. If a 3rd Party Sale, bid instructions and Escrow Agent / Attorney

               Letter of Proceeds Breakdown.

            *  Copy of EOB for any MI or gov't guarantee

            * All other credits need to be clearly defined on the 332 form

      22.   The total of lines 14 through 21.

      PLEASE NOTE: For HUD/VA loans, use line (18a) for Part A/Initial  proceeds and line (18b) for Part B/Supplemental proceeds.

      TOTAL REALIZED LOSS (OR AMOUNT OF ANY GAIN)
      23. The total derived from subtracting line 22 from 13. If the amount represents a realized gain, show the amount in parenthesis
            (   ).

                  CALCULATION OF REALIZED LOSS/GAIN FORM 332

      Prepared by:                                    Date:
                    ------------------                       ---------------
      Phone:                           Email Address:
              ----------------------                 ---------------------


Servicer Loan No.         Servicer Name               Servicer Address


------------------------  --------------------------  --------------------------

      WELLS FARGO BANK, N.A. LOAN NO.
                                     -----------------------------

      Borrower's Name:
                       ---------------------------------------------------------
      Property Address:
                       ---------------------------------------------------------

      LIQUIDATION TYPE:  REO SALE          3RD PARTY SALE         SHORT SALE
      CHARGE OFF

      WAS THIS LOAN GRANTED A BANKRUPTCY DEFICIENCY OR CRAMDOWN    YES     NO
      If "Yes", provide deficiency or cramdown amount
                                                      --------------------------

      LIQUIDATION AND ACQUISITION EXPENSES:
      (1)       Actual/Unpaid/Principal/Balance1of(Mortgage Loan      $ _______________       (1)
      (2)       Interest accrued at Net Rate                           ________________       (2)
      (3)       Accrued Servicing Fees                                 ________________       (3)
      (4)       Attorney's Fees                                        ________________       (4)
      (5)       Taxes (see page 2)                                     ________________       (5)
      (6)       Property Maintenance                                   ________________       (6)
      (7)       MI/Hazard Insurance Premiums (see page 2)              ________________       (7)
      (8)       Utility Expenses                                       ________________       (8)
      (9)       Appraisal/BPO                                          ________________       (9)
      (10)      Property Inspections                                   ________________       (10)
      (11)      FC Costs/Other Legal Expenses                          ________________       (11)
      (12)      Other (itemize)                                        ________________       (12)
                Cash for Keys__________________________                ________________       (12)
                HOA/Condo Fees_______________________                  ________________       (12)
                ______________________________________                 ________________       (12)

                TOTAL EXPENSES                                        $ _______________       (13)
      CREDITS:
      (14)      Escrow Balance                                        $ _______________       (14)
      (15)      HIP Refund                                             ________________       (15)
      (16)      Rental Receipts                                        ________________       (16)
      (17)      Hazard Loss Proceeds                                   ________________       (17)
      (18)      Primary Mortgage Insurance / Gov't Insurance           ________________       (18a) HUD Part A
                                                                       ________________       (18b) HUD Part B
      (19)      Pool Insurance Proceeds                                ________________       (19)
      (20)      Proceeds from Sale of Acquired Property                ________________       (20)
      (21)      Other (itemize)                                        ________________       (21)
                _________________________________________              ________________       (21)

                TOTAL CREDITS                                         $________________       (22)
      TOTAL REALIZED LOSS (or Amount of Gain)                         $________________       (23)

ESCROW DISBURSEMENT DETAIL


    TYPE     DATE PAID   PERIOD OF   TOTAL    BASE      PENALTIES    INTEREST
(TAX /INS.)              COVERAGE     PAID   AMOUNT