Form 10-K/A
period 2006-12-31
Bear Stearns Asset Backed Securities I Trust 2006-AC5
filed 2007-04-02
CIK 1381051

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K/A
                                        Amendment No. 1

The original 10-K has been amended by this 10-K/A to update the list of exhibits that were included in the previous filing but unintentionally omitted in the list.


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

  (10.2) Assignment, Assumption and Recognition  Agreement (this "AAR
         Agreement") made as of November 30, 2006, among EMC Mortgage Corporation (the "Assignor"), U.S. Bank National Association, not individually but solely as trustee for the holders of the Bear Stearns Asset Backed Securities I Trust 2006-AC5, Asset-Backed Certificates, Series 2006-AC5 (the "Assignee") and GreenPoint Mortgage Funding, Inc. (the "Company")

  (10.3) Purchase, Warranties and Servicing Agreement, dated as of September 1,
         2003 and is executed between EMC MORTGAGE CORPORATION, as Purchaser, with offices located at Mac Arthur Ridge II, 909 Hidden Ridge Drive, Suite 200, Irving, Texas 75038 (the "Purchaser"), and GREENPOINT MORTGAGE FUNDING, INC., with offices located at 100 Wood Hollow Drive, Novato, California 94945 (the "Company")

  (10.4) AMENDMENT NUMBER ONE (this "Amendment") is made and entered into this 1st day of January, 2006, by and between EMC Mortgage Corporation, a Delaware corporation, as purchaser (the "Purchaser") and GreenPoint Mortgage Funding, Inc., as company (the "Company") in connection with the Purchase, Warranties and Servicing Agreement, dated as of September 1, 2003, between the above mentioned parties (the "Agreement"). This Amendment is made pursuant to Section 11.02 of the Agreement

  (10.5) Assignment, Assumption and Recognition Agreement (this "AAR Agreement") made as of November 30, 2006, among EMC Mortgage Corporation (the "Assignor"), U.S. Bank National Association, not individually but solely as trustee for the holders of Bear Stearns Asset Backed Securities I Trust 2006-AC5, Asset-Backed Certificates, Series 2006-AC5 (the "Assignee"), National City Mortgage Co. (the "Company") and Bear Stearns Asset Backed Securities I LLC ("BSABS I")

  (10.6) Purchase, Warranties and Servicing Agreement, dated as of October 1,
         2001 and is executed between EMC MORTGAGE CORPORATION, as Purchaser (the "Purchaser"), and NATIONAL CITY MORTGAGE COMPANY (the "Company").

  (10.7) Amendment Reg AB (the "Amendment Reg AB"), dated as of March 1, 2006
         (the "Amendment Date"), by and between EMC Mortgage Corporation
         (the "Purchaser"), and National City Mortgage, Co. (the "Company") to that certain Seller's Purchase, Warranties and Servicing Agreement dated as of October 1, 2001 between the Company and the Purchaser (the "Agreement")


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

    Date: April 2, 2007


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

     Dated: April 2, 2007

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